Form 10-Q
period 2008-07-31
KIDS BOOK WRITER INC.
filed 2008-09-09
CIK 1437822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the quarterly period ended July 31, 2008

☐ Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the transition period from ___________ to ___________

COMMISSION FILE NUMBER    333-151921

KID’S BOOK WRITER INC.
(Exact name of registrant as specified in its charter)

NEVADA	75-3268426
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10324 Wadhurst Road, Edmonton, Alberta, T5N 3V1, Canada
(Address of principal executive offices, including zip code)

(780) 718-6603
(Issuer’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒  No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 5,750,000 shares of common stock as of September 10, 2008

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

The following consolidated interim unaudited financial statements of Kid’s Book Writer Inc. (the “Company”) for the three month period ended July 31, 2008 are included with this Quarterly Report on Form 10-Q:

(a)	Consolidated Balance Sheets as of July 31, 2008 and April 30, 2008;

(b)	Consolidated Statements of Operations for three months ended July 31, 2008 and for the period from October 24, 2007 (Inception) through July 31, 2008.

(c)	Consolidated Statements of Cash Flows for the three months ended July 31, 2008 and for the period from October 24, 2007 (Inception) through July 31, 2008.

(d)	Notes to Financial Statements.

KID'S BOOK WRITER INC.
(A Development Stage Company)
Balance Sheet

	July 31,	April 30,
	2008	2008
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$25,410	$40,097
	25,410	40,097

TOTAL ASSETS	$25,410	$40,097

LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITES
Officer Loan	$500	$500
	500	500

Total Liabilities	500	500

Commitments and contingencies (Note 4)

STOCKHOLDERS' DEFICIT

Common Stock, $0.001 par value, 75,000,000 shares authorized, 5,750,000 shares issued and outstanding	5,750	5,750
Additional paid-in capital	36,396	36,396
Deficit accumulated in the development stage	(17,236)	(2,549)

Total Stockholders' Equity (Deficit)	24,910	39,597

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$25,410	$40,097

See accompanying notes to interim financial statements.

KID'S BOOK WRITER INC.
(A Development Stage Company)
Statement of Operations
(Unaudited)

		For the period
		of Inception,
	For the three	from Oct. 24,
	months ended	2007 through
	July 31,	July 31,
	2008	2008

Revenues	$-	$-

Costs and Expenses

Consulting Expense	6,118	8,618
Professional Fees	2,035	2,035
Stock Transfere Fees	5,000	5,000
Other General & Administrative	1,534	1,583

Total Expenses	14,687	17,236

Operating Loss	(14,687)	(17,236)

Net Income (Loss)	$(14,687)	$(17,236)

Basic and Dilutive net loss per share	$(0.003)

Weighted average number of shares	5,750,000

See accompanying notes to interim financial statements.

KID'S BOOK WRITER INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

		For the period
		of Inception,
	For the three	from Oct. 24,
	months ended	2007 through
	July 31,	July 31,
	2008	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(14,687)	$(17,236)
Adjustments to reconcile net loss to net cash used by operating activities:
Change in operating assets and liabilities:
Increase (Decrease) in accounts payable
Net Cash provided by (used by)
Operating Activities	(14,687)	(17,236)

CASH FLOWS FROM INVESTING ACTIVITIES

Net Cash (used by) Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of Common Stock		42,000
Proceeds of officer loan		500
Other contributed capital		146
Net Cash provided by Financing Activities	-	42,646

NET INCREASE IN CASH	(14,687)	25,410

CASH AT BEGINNING OF PERIOD	40,097	-

CASH AT END OF PERIOD	$25,410	$25,410

CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-

See accompanying condensed to interim financial statements.

KID’S BOOK WRITER INC.

NOTES TO FINANCIAL STATEMENTS

For the Three Months Ended July 31, 2008

NOTE 1 - BUSINESS AND CONTINUED OPERATIONS

Kid’s Book Writer Inc. was organized under the laws of the State of Nevada on October 24, 2007. The Company was formed for the purpose of engaging in all lawful businesses. The Company’s authorized capital consisted of 75,000,000 shares of $0.001 par value common voting stock.

The financial statements presented include all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the period presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

Current Business of the Company

The Company had no material business operations from inception November 19, 2007 to July 31, 2008.  The company formed plans to offer an on-line resource for self-publishing books on family occasions.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and equivalents

Cash and equivalents include investments with initial maturities of three months or less.

Fair Value of Financial Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures About Fair Value of Financial Instruments.”  SFAS No. 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value.  The carrying amounts of the Company’s financial instruments as of July 31, 2008 approximate their respective fair values because of the short-term nature of these instruments.  Such instruments consist of cash, accounts payable and accrued expenses.  The fair value of related party payables is not determinable.

Income Taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company generated deferred tax credits through net operating loss carryforwards.  However, a valuation allowance of 100% has been established, as the realization of the deferred tax credits is not reasonably certain, based on going concern considerations outlined below.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company had an operating loss of $14,687 in the three months ended July 31, 2008.   The company has a positive shareholders’ equity of $24,910 at July 31, 2008, the result of initial capitalization..  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations the Company will need, among other things, additional capital resources.  Management’s plans to continue as a going concern include raising additional capital through sales of common stock.  In the interim, shareholders of the Company are committed to meeting its minimal operating expenses.  However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Development-Stage Company

The Company is considered a development-stage company, having no operating revenues during the period presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7.  SFAS No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as October 24, 2007.  Since inception, the Company has incurred an operating loss of $17,236, much of which related to consultants, as a means to generate working capital.  The Company’s working capital has been generated through the sales of common stock.  Management has provided financial data since October 24, 2007 “Inception” in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.  Actual results could differ from those estimates.

Earnings (Loss) Per Share

Statement of Financial Accounting Standards No. 128 “Earnings Per Share” requires presentation of basic earnings per share and diluted earnings per share.  Basic income (loss) per share (“Basic EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share (“Diluted EPS”) is similarly calculated using the treasury stock method except that the denominator is increased to reflect the potential dilution that would occur if dilutive securities at the end of the applicable period were exercised. There were no potential dilutive securities for the period  ended July 31, 2008

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months ended July 31, 2008    There is no comparable period in 2007.

Numerator:

Basic and diluted net loss per share:

Net Income (Loss)	$	(14,687)

Denominator

Basic and diluted weighted average number of shares outstanding		5,750,000

Basic and Diluted Net Loss Per Share		$0.003

NOTE 3 – RELATED PARTY TRANSACTIONS

On December 13, 2007 the President and C.E.O., Michael Frank Phillet, purchased 3,100,000 shares of common stock of the Company at $0.005 per share.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

There were no commitments or contingencies in the three months ended July 31, 2008.

NOTE 5 – CAPITAL STOCK TRANSACTIONS

On December 13, 2007,  3,100,000 shares were issued for cash at $0.005 per share.

In  January, 2008,  1,400,000 shares were issued for cash at $0.01 per share.

In  February, 2008,  1,050,000 shares were issued for cash at $0.01 per share.

In March, 2008,  200,000 shares were issued for cash at $0.01 per share.

At July 31, 2008 the Company had authorized 75,000,000 common shares, of which the total  issued and outstanding was 5,750,000.

NOTE 6 – LITIGATION

There were no legal proceedings against the Company with respect to matters arising in the ordinary course of business. Neither the Company nor any of its officers or directors is involved in any other litigation either as plaintiffs or defendants, and have no knowledge of any threatened or pending litigation against them or any of the officers or directors.

Item 2.     Management’s Discussion and Analysis of Financial condition and Results of Operations

THE FOLLOWING DISCUSSION OF THE RESULTS OF OUR OPERATIONS AND FINANCIAL CONDITION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance.  Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of our report.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and predictions.  We are a development stage company and have not yet generated or realized any revenues.

Background

Kid’s Book Writer Inc. was created to offer a pure online service designed to offer kids / children and parents an ability to create their own book.  Customers can log on to the service, pick a theme (i.e. birthday, family outing, vacation, special occasion such as Christmas / Easter, sporting event, summer camp, etc.), and the software will offer several options, including various book templates, backgrounds, page sizes, the ability to write your own story or have some guidance, etc.

Each template will have a basic story that can be edited in several ways – for example, adding the child’s name as the lead character and other friends and family member’s names as the other characters.  They will also be able to access artwork and / or upload their own pictures and make it part of the storyline.

Once the book is complete they will have several options for printing, including downloading the book as a pdf file (or other type) to be printed at home, have it emailed to a photo print shop such as Future Shop or WalMart (i.e. as one of their “Memory Books”).  Kid’s Book Writer may also outsource this service and include it as a profit center for certain types of books.

Since the inception of Mobilis Relocation Services Inc. we have worked toward the introduction of our website that we will use to generate revenues.

Financings

Our operations to date have been funded by equity investment. All of our equity funding has come from a private placement of our securities. We issued 3,100,000 shares of common stock on December 13, 2007 to Michael Frank Phillet our president, chief financial officer and director. Mr. Phillet acquired these shares at a price of $0.005 per share.  We received $15,500 from this offering.  These shares were issued pursuant to Section 4(2) of the Securities Act of 1933 and are restricted shares as defined in the Securities Act.

We completed an offering of 2,650,000 shares of our common stock at a price of $0.01 per share to a total of thirty four (34) purchasers on March 31, 2008.  The total amount we received from this offering was $26,500.  We completed the offering pursuant to Regulation S of the Securities Act.  Each purchaser represented to us that he/she was a non-US person as defined in Regulation S.

The following discussion provides information that management believes is relevant to an assessment and understanding of our operations and the consolidated financial condition and results of operations.

Our Operations

The intent of Management is to create a unique, simple, effective, value-based system that has instant appeal to users.  It will not only be an invaluable learning tool, it will represent a fun way for children to put their pictures and written content into an end product that will make family proud and friends want to do the same.  This will all be available at very low cost.  It will be a totally online, automated system with no need for a large staff.

Creating the Website

The process of creating the Kids Book Writer website is expected to be as follows:

w	Working with its web designer, decide on the various graphics, layout options, and content on the home page and other pages.

w	Conduct additional research on printing options and secure relationships or incorporate links / options on the website. As one example, links to WalMart’s online “Memory Book” service.

w	Assemble the considerable amount of content that must be available on the site.

w	Incorporate ecommerce ability on the website.

w	Create an effective “search” strategy.

w	Test market the site with children of various ages.

w	Launch the site.

This process is expected to have a budget of approximately $30,000 and take 9 to 12 months. The company expects to have the website operational in spring of 2009. The company currently believes it has sufficient funding to conduct the construction of its website. The website is still currently under construction.

Following completion of the website

Following this initial phase, ongoing efforts are expected to be geared to the following activities:

w	Monitoring results and making changes / adjustments as appropriate.

w	Continuing to institute marketing enhancements.

w	Where appropriate and advisable, bring additional, closely related products to the website.

w	Creating of additional websites, written in foreign languages.

The President of Kids Book Writer, M. Frank Phillet, will spearhead this effort.  Due to the nature of the costs involved and the fact that M. Frank Phillet will not be receiving a salary at this time, expenses related to this ongoing effort are expected to be less than $10,000. The company also expects to be generating revenue from the website at this time.

If Kids Book Writer experiences a considerable degree of financial success, additional marketing and other expenses may be incurred to further broaden the reach of the business, which may involve hiring one or more additional staff to handle increased demands, site monitoring, and customer support.  There may be additional demands placed on the company for website development and the need to broaden the management team.  Depending on availability of funds and the opportunities available to the Company, Kids Book Writer may also hire additional marketing personnel to access additional sales and distribution channels.

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive business activities. For these reasons our auditors stated in their report on our audited financial statements that they have substantial doubt we will be able to continue as a going concern.

We did not earn any revenues from inception through the period ending July 31, 2008.  We do not anticipate earning revenues until such time as our website is fully operational. We are presently in the development stage of our business and we can provide no assurance that we will generate any revenue or attain profitability.

We incurred operating expenses in the amount of $17,236 from inception on October 24, 2007 through the period ended July 31, 2008.  These operating expenses were composed of professional fees, and other administrative expenses.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

N/A

Item 4.     Controls and Procedures.

As of the end of the period covered by this Report, the Company’s President, and principal financial officer (the “Certifying Officer”), evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the officer concluded that, as of the date of the evaluation, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in the Company’s periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to management to allow timely decisions regarding required disclosure.

The Certifying Officer has also indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Our management, including the Certifying Officer, does not expect that our disclosure controls or our internal controls will prevent all errors and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 4(t).    Controls and Procedures.

The information required pursuant to item 4(t) has been provided in Item 4.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

None.

Item 1(a)   Risk Factors

There have been no changes to our risk factors from those disclosed in our Registration Statement filed on Form S-1 on June 25, 2008.

Item 2.     Unregistered Sales of Equity Securities

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the three months ended July 31, 2008.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the quarter of our fiscal year ending July 31, 2008.

Item 5.     Other Information

None.

Item 6.                Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIDS BOOK WRITER INC.

By:           /s/ Michael Frank Phillet

Michael Frank Phillet, President,
Chief Executive Officer and
Chief Financial Officer Director

Date: September 9, 2008