Form 10-Q
period 2008-10-31
KIDS BOOK WRITER INC.
filed 2008-12-11
CIK 1437822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the quarterly period ended October 31, 2008

☐ Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the transition period from ________ to ________

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

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒   No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 5,750,000 shares of common stock as of December 10, 2008

PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

The following consolidated interim unaudited financial statements of Kid’s Book Writer Inc. (the “Company”) for the three month period ended October 31, 2008 are included with this Quarterly Report on Form 10-Q:

(a)	Consolidated Balance Sheets as of October 31, 2008 and April 30, 2008;

(b)
Consolidated Statements of Operations for the  three months ended October 31, 2008, for the six months ended October 31, 2008 and for the period from October 24, 2007 (Inception) through October 31, 2008.

(c)
Consolidated Statements of Cash Flows for the three months ended October 31, 2008, for the six months ended October 31, 2008 and for the period from October 24, 2007 (Inception) through October 31, 2008.

(d)	Notes to Financial Statements.

KID'S BOOK WRITER INC.
(A Development Stage Company)
Balance Sheet
as at

	October 31,	April 30,
	2008	2008
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$12,535	$40,097
	12,535	40,097

TOTAL ASSETS	$12,535	$40,097

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITES
Officer Loan	$500	$500

Total Liabilities	500	500

Commitments and contingencies (Note 4)

STOCKHOLDERS' DEFICIT
Common Stock, $0.001 par value, 75,000,000 shares authorized, 5,750,000 shares issued and outstanding	5,750	5,750
Additional paid-in capital	36,396	36,396
Deficit accumulated in the development stage	(30,111)	(2,549)

Total Stockholders' Equity	12,035	39,597

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,535	$40,097

See accompanying notes to interim financial statements.

KID'S BOOK WRITER INC.
(A Development Stage Company)
Statement of Operations
(Unaudited)
			For the period
			of Inception,
	For the three	For the six	from Oct. 24,
	months ended	months ended	2007 through
	October 31,	October 31,	October 31,
	2008	2008	2008

Revenues	$-	$-	$-

Costs and Expenses
Consulting Expense	-	6,118	8,618
Professional Fees	900	2,935	2,935
Stock Transfere Fees	11,937	16,937	16,937
Other General & Administrative	37	1,572	1,621

Total Expenses	12,874	27,562	30,111

Operating Loss	(12,874)	(27,562)	(30,111)

Net Income (Loss)	$(12,874)	$(27,562)	$(30,111)

Basic and Dilutive net loss per share	$(0.002)	$(0.005)

Weighted average number of shares	5,750,000	5,750,000

See accompanying notes to interim financial statements.

KID'S BOOK WRITER INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
			For the period
			of Inception,
	For the three	For the six	from Oct. 24,
	months ended	months ended	2007 through
	October 31,	October 31,	July 31,
	2008	2008	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(12,875)	$(27,562)	$(30,111)
Adjustments to reconcile net loss to net cash used by operating activities:
Change in operating assets and liabilities:
Increase (Decrease) in accounts payable
Net Cash provided by (used by) Operating Activities	(12,875)	(27,562)	(30,111)

CASH FLOWS FROM INVESTING ACTIVITIES

Net Cash (used by) Investing Activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of Common Stock	-	-	42,000
Proceeds of officer loan	-	-	500
Other contributed capital	-	-	146
Net Cash provided by Financing Activities	-	-	42,646

NET INCREASE IN CASH	(12,875)	(27,562)	12,535

CASH AT BEGINNING OF PERIOD	25,410	40,097	-

CASH AT END OF PERIOD	$12,535	$12,535	$12,535

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

See accompanying condensed to interim financial statements.

KID’S BOOK WRITER INC.

NOTES TO FINANCIAL STATEMENTS

For the Six Months Ended October 31, 2008

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

Current Business of the Company

The Company had no material business operations from inception October 24, 2007 to October 31, 2008.  The company formed plans to offer an on-line resource for self-publishing books on family occasions.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and equivalents

Cash and equivalents include investments with initial maturities of three months or less.

Fair Value of Financial Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures About Fair Value of Financial Instruments.”  SFAS No. 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value.  The carrying amounts of the Company’s financial instruments as of October 31, 2008 approximate their respective fair values because of the short-term nature of these instruments.  Such instruments consist of cash, accounts payable and accrued expenses.  The fair value of related party payables is not determinable.

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

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company had an operating loss of $27,562 in the six months ended October 31, 2008.   The company has a positive shareholders’ equity of $12,035 at October 31, 2008, the result of initial capitalization..  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

Development-Stage Company

The Company is considered a development-stage company, having no operating revenues during the period presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7.  SFAS No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as October 24, 2007.  Since inception, the Company has incurred an operating loss of $30,111, much of which related to consultants, as a means to generate working capital.  The Company’s working capital has been generated through the sales of common stock.  Management has provided financial data since October 24, 2007 “Inception” in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

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

Earnings (Loss) Per Share

Statement of Financial Accounting Standards No. 128 “Earnings Per Share” requires presentation of basic earnings per share and diluted earnings per share.  Basic income (loss) per share (“Basic EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share (“Diluted EPS”) is similarly calculated using the treasury stock method except that the denominator is increased to reflect the potential dilution that would occur if dilutive securities at the end of the applicable period were exercised. There were no potential dilutive securities as at October 31, 2008.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the six months ended October 31, 2008    There is no comparable period in 2007.

Numerator:

Basic and diluted net loss per share:

Net Income (Loss)	$(27,562)

Denominator:

Basic and diluted weighted average number of shares outstanding	5,750,000

Basic and Diluted Net Loss Per Share	$0.005

NOTE 3 – RELATED PARTY TRANSACTIONS

On December 13, 2007 the President and C.E.O., Michael Frank Phillet, purchased 3,100,000 shares of common stock of the Company at $0.005 per share.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

There were no commitments or contingencies in the six months ended October 31, 2008.

NOTE 5 – CAPITAL STOCK TRANSACTIONS

On December 13, 2007,  3,100,000 shares were issued for cash at $0.005 per share.

In  January, 2008,  1,400,000 shares were issued for cash at $0.01 per share.

In  February, 2008,  1,050,000 shares were issued for cash at $0.01 per share.

In March, 2008,  200,000 shares were issued for cash at $0.01 per share.

At October 31, 2008 the Company had authorized 75,000,000 common shares, of which the total  issued and outstanding was 5,750,000.

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

Since the inception of Kid’s Book Writer Inc. we have worked toward the introduction of our website that we will use to generate revenues.

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

We did not earn any revenues from inception through the period ending October 31, 2008.  We do not anticipate earning revenues until such time as our website is fully operational. We are presently in the development stage of our business and we can provide no assurance that we will generate any revenue or attain profitability.

We incurred operating expenses in the amount of $30,111 from inception on October 24, 2007 through the period ended October 31, 2008.  These operating expenses were composed of professional fees, and other administrative expenses.

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

Item 1(a).   Risk Factors

There have been no changes to our risk factors from those disclosed in our Registration Statement filed on Form S-1 on June 25, 2008.

Item 2.       Unregistered Sales of Equity Securities

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the three months ended October 31, 2008.

Item 3.       Defaults Upon Senior Securities

None

Item 4.       Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the quarter of our fiscal year ending October 31, 2008.

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

Date: December 10, 2008