Form 10-Q
period 2009-01-31
KIDS BOOK WRITER INC.
filed 2009-03-16
CIK 1437822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the quarterly period ended January 31, 2009

☐ Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the transition period from _________ to _________

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 5,750,000 shares of common stock as of March16, 2009

PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

The following consolidated interim unaudited financial statements of Kid’s Book Writer Inc. (the “Company”) for the three month period ended January 31, 2009 are included with this Quarterly Report on Form 10-Q:

(a)	Consolidated Balance Sheets as of January 31, 2009 and April 30, 2008;

(b)
Consolidated Statements of Operations for the three months ended January 31, 2008, for the three months ended January 31, 2009, for the period from October 24, 2007 (Inception) through January 31, 2008, for the nine months ended January 31, 2009, and for the period from October 24, 2007 (Inception) through January 31, 2009.

(c)
Consolidated Statements of Cash Flows for the three months ended January 31, 2008, for the three months ended January 31, 2009, for the period from October 24, 2007 (Inception) through January 31, 2008, for the nine months ended January 31, 2009, and for the period from October 24, 2007 (Inception) through January 31, 2009.

(d)	Notes to Financial Statements.

KID'S BOOK WRITER INC.
(A Development Stage Company)
Balance Sheet
as at

	January 31,	April 30,
	2009	2008
	(Unaudited)
ASSETS

Current Assets
Cash and Cash Equivalents	$10,916	$40,097

Total Assets	$10,916	$40,097

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Officer Loan	$500	$500

Total Liabilities	500	500

Commitments and contingencies (Note 4)

Stockholders' Equity
Common Stock, $0.001 par value, 75,000,000 shares authorized; issued and outstanding:
5,750,000 shares at January 31, 2009
5,750,000 shares at April 30, 2008	5,750	5,750
Additional paid-in capital	36,396	36,396
Deficit accumulated in the development stage	(31,730)	(2,549)

Total Stockholders' Equity	10,416	39,597

Total Liabilities and Stockholders' Equity	$10,916	$40,097

See accompanying notes to interim financial statements.

KID'S BOOK WRITER INC.
(A Development Stage Company)
Statement of Operations
(Unaudited)

					For the period
			For the period		of Inception,
			from Oct. 24,	For the nine	from Oct. 24,
	For the three months ended		2007 through	months ended	2007 through
	January 31,		January 31,	January 31,	January 31,
	2008	2009	2008	2009	2009

Revenues	$-	$-	$-	$-	$-

Costs and Expenses

Consulting Expense	-	500	-	6,618	9,118
Professional Fees	-	906	-	3,842	3,841
Stock Transfere Fees	-	200	-	17,137	17,137
Other General & Administrative	-	13	-	1,584	1,634
	-
Total Expenses	-	1,619	-	29,181	31,730

Operating Loss	-	(1,619)	-	(29,181)	(31,730)

Net Income (Loss)		$(1,619)	$-	$(29,181)	$(31,730)

Basic and Dilutive net loss per share	$-	$(0.000)	$-	$(0.005)

Weighted average number of shares	-	5,750,000	-	5,750,000

See accompanying notes to interim financial statements.

KID'S BOOK WRITER INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

					For the period
			For the period		of Inception,
	For the		from Oct. 24,	For the nine	from Oct. 24,
	three months ended		2007 through	months ended	2007 through
	January 31,		January 31,	January 31,	January 31,
	2008	2009	2008	2009	2009

Cash Flows From Operating Activities
Net Income (Loss)	-	$(1,619)	-	$(29,181)	$(31,730)
Net Cash (used by)
Operating Activities	-	(1,619)	-	(29,181)	(31,730)

Cash Flows From Investing Activities
	-	-	-	-	-
Net Cash (used by)
Investing Activities	-	-	-	-	-

Cash Flows From Financing Activities
Proceeds: sale of Common Stock	-	-	-	-	42,000
Proceeds of officer loan	-	-	-	-	500
Other contributed capital	-	-	-	-	146
Net Cash provided by
Financing Activities	-	-	-	-	42,646

Net increase in Cash	-	(1,619)	-	(29,181)	10,916

Cash at beginning of period	-	12,535	-	40,097	-

Cash at end of period	$-	$10,916	$-	$10,916	$10,916

Cash paid for:
Interest	$-	$-	$-	$-	$-
Income Taxes	$-	$-	$-	$-	$-

See accompanying condensed to interim financial statements.

KID’S BOOK WRITER INC.

NOTES TO FINANCIAL STATEMENTS

For the Nine Months Ended January 31, 2009

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

Current Business of the Company

The Company had no material business operations from inception November 19, 2007 to October 31, 2008.  The company then formed plans to offer an on-line resource for self-publishing books on family occasions.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and equivalents

Cash and equivalents include investments with initial maturities of three months or less.

Fair Value of Financial Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures About Fair Value of Financial Instruments.”  SFAS No. 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value.  The carrying amounts of the Company’s financial instruments as of January 31, 2009 approximate their respective fair values because of the short-term nature of these instruments.  Such instruments consist of cash, accounts payable and accrued expenses.  The fair value of related party payables is not determinable.

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

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company had an operating loss of $29,181 in the nine months ended January 31, 2009.   The company has a positive shareholders’ equity of $10,416 at January 31, 2009, the result of initial capitalization..  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

Development-Stage Company

The Company is considered a development-stage company, having no operating revenues during the period presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7.  SFAS No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as October 24, 2007.  Since inception, the Company has incurred an operating loss of $31,730, much of which related to consultants, as a means to generate working capital.  The Company’s working capital has been generated through the sales of common stock.  Management has provided financial data since October 24, 2007 “Inception” in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

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

Earnings (Loss) Per Share

Statement of Financial Accounting Standards No. 128 “Earnings Per Share” requires presentation of basic earnings per share and diluted earnings per share.  Basic income (loss) per share (“Basic EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share (“Diluted EPS”) is similarly calculated using the treasury stock method except that the denominator is increased to reflect the potential dilution that would occur if dilutive securities at the end of the applicable period were exercised. There were no potential dilutive securities as at January 31, 2009.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the nine months ended January 31, 2009    There is no comparable period in the prior fiscal year.

Numerator:

Basic and diluted net loss per share:

Net Income (Loss)	$(29,181)

Denominator

Basic and diluted weighted average number of shares outstanding	5,750,000

Basic and Diluted Net Loss Per Share	$0.005

NOTE 3 – RELATED PARTY TRANSACTIONS

On December 13, 2007 the President and C.E.O., Michael Frank Phillet, purchased 3,100,000 shares of common stock of the Company at $0.005 per share.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

There were no commitments or contingencies in the nine months ended January 31, 2009.

NOTE 5 – CAPITAL STOCK TRANSACTIONS

On December 13, 2007,  3,100,000 shares were issued for cash at $0.005 per share.

In  January, 2008,  1,400,000 shares were issued for cash at $0.01 per share.

In  February, 2008,  1,050,000 shares were issued for cash at $0.01 per share.

In March, 2008,  200,000 shares were issued for cash at $0.01 per share.

At January 31, 2009 the Company had authorized 75,000,000 common shares, of which the total  issued and outstanding was 5,750,000.

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

Since inception we have worked toward the introduction of our website that we will use to generate revenues.

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

We did not earn any revenues from inception through the period ending January 31, 2009.  We do not anticipate earning revenues until such time as our website is fully operational. We are presently in the development stage of our business and we can provide no assurance that we will generate any revenue or attain profitability.

We incurred operating expenses in the amount of $31,730 from inception on October 24, 2007 through the period ended January 31, 2009.  These operating expenses were composed of professional fees, and other administrative expenses.

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

Item 2.       Unregistered Sales of Equity Securities

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the three months ended January 31, 2009.

Item 3.       Defaults Upon Senior Securities

None

Item 4.       Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the quarter of our fiscal year ending January 31, 2009.

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

Date: March 16, 2009