Form 10-Q
period 2009-10-31
KIDS BOOK WRITER INC.
filed 2009-11-25
CIK 1437822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the quarterly period ended October 31, 2009

☐ Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the transition period from __________ to __________

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.   5,750,000 shares of common stock as of November 25, 2009

PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

The following consolidated interim unaudited financial statements of Kid’s Book Writer Inc. (the “Company”) for the three month period ended October 31, 2009 are included with this Quarterly Report on Form 10-Q:

(a)	Consolidated Balance Sheets as of October 31, 2009 and April 30, 2008;

(b)
Consolidated Statements of Operations for the three months ended October 31, 2009, for the three months ended October 31, 2008, for the six months ended October 31, 2009, for the six months ended October 31, 2008, and for the period from October 24, 2007 (Inception) through October 31, 2009.

(c)
Consolidated Statements of Cash Flows for the three months ended October 31, 2009, for the three months ended October 31, 2008, for the six months ended October 31, 2009, for the six months ended October 31, 2008, and for the period from October 24, 2007 (Inception) through October 31, 2009.

(d)	Statement of Stockholders’ Equity since inception through October 31, 2009.

(e)	Notes to Financial Statements.

KID'S BOOK WRITER INC.
(A Development Stage Company)
Balance Sheet

	October 31,	April 30,
	2009	2009
	(Unaudited)
ASSETS

Current
Cash and Cash Equivalents	$11,152	$68

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES
Non Current
Officer Loans	$15,700	$500

STOCKHOLDERS' EQUITY
Capital Stock
Authorized
75,000,000 common voting stock with a par value of $0.001 per share
Issued
5,750,000 common outstanding as at October 31, 2009, and at April 30, 2009	5,750	5,750

Additional paid-in capital	36,396	36,396

Deficit accumulated in the development stage	(46,694)	(42,578)

	(4,548)	(432)

	$11,152	$68

The accompanying notes are an integral part of these financial statements.

KID'S BOOK WRITER INC.
(A Development Stage Company)
Statement of Operations
(Unaudited)

					For the period
					from Inception,
					October 24,
	For the three months ended		For the six months ended		2007 through
	October 31,		October 31,		October 31,
	2009	2008	2009	2008	2009

Revenues	$-	$-	$-	$-	$-

Costs and Expenses

Advertising & Prtomotion	-	-	-	-	7,950
Consulting Expense	-	-	-	6,118	10,498
Professional Fees	1,600	900	2,445	2,935	6,836
Stock Transfer Fees	400	11,937	1,200	16,937	19,137
Other General & Administrative	448	37	471	1,572	2,273

	2,448	12,874	4,116	27,562	46,694

Net Loss for the period	$(2,448)	$(12,874)	$(4,116)	$(27,562)	$(46,694)

Basic and Diluted loss per share	$(0.000)	$(0.002)	$(0.001)	$(0.005)

Weighted average number of common
shares outstanding	5,750,000	5,750,000	5,750,000	5,750,000

The accompanying notes are an integral part of these financial statements.

KID'S BOOK WRITER INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

					For the period
					from Inception,
	For the		For the		October 24,
	three months ended		six months ended		2007 through
	October 31,		October 31,		October 31,
	2009	2008	2009	2008	2009

Cash Flows From Operating Activities
Net Income (Loss)	(2,448)	$(12,875)	(4,116)	$(27,562)	$(46,694)
Net Cash (used by)
Operating Activities	(2,448)	(12,875)	(4,116)	(27,562)	(46,694)

Cash Flows From Investing Activities
					-
Net Cash (used by)
Investing Activities	-	-	-	-	-

Cash Flows From Financing Activities
Proceeds from sale of Common Stock					42,000
Proceeds of officer loans	13,200		15,200		17,700
Other contributed capital					146
Net Cash provided by
Financing Activities	13,200	-	15,200	-	59,846

Net increase in Cash	10,752	(12,875)	11,084	(27,562)	13,152

Cash at beginning of period	400	25,410	68	40,097	-

Cash at end of period	$11,152	$12,535	$11,152	$12,535	$13,152

Cash paid for:
Interest	$-	$-	$-	$-	$-
Income Taxes	$-	$-	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

KID'S BOOK WRITER, INC.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficiency)
(Unaudited)

				Accumulated
			Additional	Deficit During
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balances at October 24, 2007: Inception	-	$-	$-	$-	$-
Capital contributed by Director			146		146
Common stock issued for cash in
December, 2008 at $0.005 per share	3,100,000	3,100	12,400		15,500
Common stock issued for cash in
January, 2008 at $0.01 per share	1,400,000	1,400	12,600		14,000
Common stock issued for cash in
February, 2008 at $0.01 per share	1,050,000	1,050	9,450		10,500
Common stock issued for cash in
March, 2008 at $0.01 per share	200,000	200	1,800		2,000
Net loss, period ended April 30, 2008				(42,578)	(42,578)
Balances at April 30, 2008	5,750,000	5,750	36,396	(42,578)	(432)

Net loss for the 6 months ended October 31, 2009				(4,116)	(4,116)

Balances at October 31, 2009	5,750,000	$5,750	$36,396	$(46,694)	$(4,548)

The accompanying notes are an integral part of these financial statements.

KID’S BOOK WRITER INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2009
(Unaudited)

NOTE 1 – BASIS OF PRESENTATON AND NATURE OF OPERATIONS

The unaudited interim financial statements as of and for the six months ended October 31, 2009 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented in accordance with the accounting principles generally accepted in the United States of America.  All adjustments are of a normal recurring nature.

These unaudited interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end April 30, 2009 report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the six month period ended October 31, 2009 are not necessarily indicative of results for the entire year ending April 30, 2010.

Organization

Kid’s Book Writer Inc. was organized under the laws of the State of Nevada on October 24, 2007. The Company was formed for the purpose of engaging in all lawful businesses. The Company’s authorized capital consisted of 75,000,000 shares of $0.001 par value common voting stock.

Current Business of the Company

The Company had no material business operations from inception October 24, 2007 to October 31, 2009.  The company then formed plans to offer a website resource for self-publishing books on family occasions.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and equivalents

Cash and equivalents include investments with initial maturities of three months or less.

Fair Value of Financial Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures About Fair Value of Financial Instruments.”  SFAS No. 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value.  The carrying amounts of the Company’s financial instruments as of October 31, 2009 approximate their respective fair values because of the short-term nature of these instruments.  Such instruments consist of cash, accounts payable and accrued expenses.  The fair value of related party payables is not determinable.

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

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company had an operating loss of $4,116 in the six months ended October 31, 2009 and a shareholders’ deficiency of $4,548.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

Development-Stage Company

The Company is considered a development-stage company, having no operating revenues during the period presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7.  SFAS No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as

October 25, 2007.  Since inception, the Company has incurred an operating loss of $46,694, much of which related to consultants, as a means to generate working capital.  The Company’s working capital has been generated through the sales of common stock and loans from officers.  Management has provided financial data since October 24, 2007 “Inception” in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

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

Earnings (Loss) Per Share

Statement of Financial Accounting Standards No. 128 “Earnings Per Share” requires presentation of basic earnings per share and diluted earnings per share.  Basic income (loss) per share (“Basic EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share (“Diluted EPS”) is similarly calculated using the treasury stock method except that the denominator is increased to reflect the potential dilution that would occur if dilutive securities at the end of the applicable period were exercised. There were no potential dilutive securities as at October 31, 2009.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the six months ended October 31, 2009 and 2008.

Numerator:

Basic and diluted net loss per share:	2009	2008

Net Income (Loss)	$(4,116)	$(27,562)

Denominator

Basic and diluted weighted average number of shares outstanding	5,750,000	5,750,000

Basic and Diluted Net Loss Per Share	$0.001	$0.005

NOTE 3 – COMMITMENTS AND CONTINGENCIES

There were no commitments or contingencies in the year ended April 30, 2009.

NOTE 4 – CAPITAL STOCK

At October 31, 2009 the Company had authorized 75,000,000 common shares, of which the total  issued and outstanding was 5,750,000.

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

We did not earn any revenues from inception through the period ending October 31, 2009.  We do not anticipate earning revenues until such time as our website is fully operational. We are presently in the development stage of our business and we can provide no assurance that we will generate any revenue or attain profitability.

We incurred operating expenses in the amount of $46,694 from inception on October 24, 2007 through the period ended October 31, 2009.  These operating expenses were composed of professional fees, and other administrative expenses.

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

Item 2.       Unregistered Sales of Equity Securities

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the three months ended October 31, 2009.

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the quarter of our fiscal year ending October 31, 2009.

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

Date: November 25, 2009