Form 10-Q
period 2010-01-31
KIDS BOOK WRITER INC.
filed 2010-03-10
CIK 1437822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☐  Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the quarterly period ended January 31, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 5,750,000 shares of common stock as of March 10, 2010

PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

The following consolidated interim unaudited financial statements of Kid’s Book Writer Inc. (the “Company”) for the three month period ended January 31, 2010 are included with this Quarterly Report on Form 10-Q:

(a)	Consolidated Balance Sheets as of January 31, 2010 and April 30, 2009;

(b)
Consolidated Statements of Operations for the three months ended January 31, 2010, for the three months ended January 31, 2009, for the nine months ended January 31, 2010, for the nine months ended January 31, 2009, and for the period from October 24, 2007 (Inception) through January 31, 2010.

(c)
Consolidated Statements of Cash Flows for the three months ended January 31, 2010, for the three months ended January 31, 2009, for the nine months ended January 31, 2010, for the nine months ended January 31, 2009, and for the period from October 24, 2007 (Inception) through January 31, 2010.

(d)	Statement of Stockholders’ Equity since inception through January 31, 2010.

(e)	Notes to Financial Statements.

KID'S BOOK WRITER INC.
(A Development Stage Company)
Balance Sheet

	January 31,	April 30,
	2010	2009
	(Unaudited)
ASSETS

Current
Cash and Cash Equivalents	$9,580	$68

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES
Non Current
Officer Loans	$26,600	$500

STOCKHOLDERS' EQUITY
Capital Stock
Authorized:
75,000,000 common voting stock with a par value of $0.001 per share
Issued and outrstanding:
5,750,000 common outstanding as at January 31, 2010, and at April 30, 2009	5,750	5,750

Additional paid-in capital	36,396	36,396

Deficit accumulated in the development stage	(59,166)	(42,578)

	(17,020)	(432)

	$9,580	$68

The accompanying notes are an integral part of these financial statements.

KID'S BOOK WRITER INC.
(A Development Stage Company)
Statement of Operations
(Unaudited)

					For the period
					from Inception,
					October 24,
	For the three months ended		For the nine months ended		2007 through
	January 31,		January 31,		January 31,
	2010	2009	2010	2009	2010

Revenues	$-	$-	$-	$-	$-

Costs and Expenses

Advertising & Prtomotion	-	-	-	-	7,950
Consulting Expense	-	500	-	6,618	10,498
Professional Fees	10,435	906	12,880	3,842	17,271
Stock Transfer Fees	851	200	2,051	17,137	19,988
Other General & Administrative	1,186	13	1,657	1,584	3,459

	12,472	1,619	16,588	29,181	59,166

Net Loss for the period	$(12,472)	$(1,619)	$(16,588)	$(29,181)	$(59,166)

Basic and Diluted loss per share	$(0.002)	$(0.000)	$(0.003)	$(0.005)

Weighted average number of common shares outstanding	5,750,000	5,750,000	5,750,000	5,750,000

The accompanying notes are an integral part of these financial statements.

KID'S BOOK WRITER INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

					For the period
					from Inception,
	For the		For the		October 24,
	three months ended		nine months ended		2007 through
	January 31,		January 31,		January 31,
	2010	2009	2010	2009	2010

Cash Flows From Operating Activities
Net Income (Loss)	(12,472)	$(1,619)	(16,588)	$(29,181)	$(59,166)
Net Cash (used by)
Operating Activities	(12,472)	(1,619)	(16,588)	(29,181)	(59,166)

Cash Flows From Investing Activities
					-
Net Cash (used by)
Investing Activities	-	-	-	-	-

Cash Flows From Financing Activities
Proceeds from sale of Common Stock					42,000
Proceeds of officer loans	10,900		26,100		26,600
Other contributed capital					146
Net Cash provided by
Financing Activities	10,900	-	26,100	-	68,746

Net increase in Cash	(1,572)	(1,619)	9,512	(29,181)	9,580

Cash at beginning of period	11,152	12,535	68	40,097	-

Cash at end of period	$9,580	$10,916	$9,580	$10,916	$9,580

Cash paid for:
Interest	$-	$-	$-	$-	$-
Income Taxes	$-	$-	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

KID'S BOOK WRITER, INC.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficiency)
(Unaudited)

				Accumulated
			Additional	Deficit During
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balances at October 24, 2007: Inception	-	$-	$-	$-	$-
Capital contributed by Director			146		146
Common stock issued for cash in
December, 2008 at $0.005 per share	3,100,000	3,100	12,400		15,500
Common stock issued for cash in
January, 2008 at $0.01 per share	1,400,000	1,400	12,600		14,000
Common stock issued for cash in
February, 2008 at $0.01 per share	1,050,000	1,050	9,450		10,500
Common stock issued for cash in
March, 2008 at $0.01 per share	200,000	200	1,800		2,000
Net loss, period ended April 30, 2008				(42,578)	(42,578)

Balances at April 30, 2008	5,750,000	5,750	36,396	(42,578)	(432)

Net loss for the 9 months ended January 31, 2010				(16,588)	(16,588)

Balances at January 31, 2010	5,750,000	$5,750	$36,396	$(59,166)	$(17,020)

The accompanying notes are an integral part of these financial statements.

KID’S BOOK WRITER INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2010
(Unaudited)

NOTE 1 – BASIS OF PRESENTATON AND NATURE OF OPERATIONS

The unaudited interim financial statements as of and for the nine months ended January 31, 2010 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented in accordance with the accounting principles generally accepted in the United States of America.  All adjustments are of a normal recurring nature.

These unaudited interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end April 30, 2009 report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the nine month period ended January 31, 2010 are not necessarily indicative of results for the entire year ending April 30, 2010.

Organization

Kid’s Book Writer Inc. was organized under the laws of the State of Nevada on October 24, 2007. The Company was formed for the purpose of engaging in all lawful businesses. The Company’s authorized capital consisted of 75,000,000 shares of $0.001 par value common voting stock.

Current Business of the Company

The Company had no material business operations from inception October 24, 2007 to October 31, 2008.  The company then formed plans to offer a website resource for self-publishing books on family occasions.  A web site is in the beta stage.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and equivalents

Cash and equivalents include investments with initial maturities of three months or less.

Fair Value of Financial Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures About Fair Value of Financial Instruments.”  SFAS No. 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value.  The carrying amounts of the Company’s financial instruments as of January 31,  2010 approximate their respective fair values because of the short-term nature of these instruments.  Such instruments consist of cash, accounts payable and accrued expenses.  The fair value of related party payables is not determinable.

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

Recent Accounting Pronouncements

In May, 2009, the FASB issued SFAS No. 165, Subsequent Events, which established general accounting standards and disclosure for subsequent events.  In accordance with SFAS No. 165, the Company has evaluated subsequent events through the date the financial statements were filed.

In June, 2009, the FASB issued SFAS No. 168 – The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a
replacement of FASB Statement No. 162.  SFAS 168 establishes the FASB Accounting Standards Codification as the single source of authoritative US generally accepted accounting principles recognized by the FASB to be applied to nongovernmental entities.  SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.   The adoption of SFAS 168 will not have an impact on the Company’s financial position, results of operations or cash flows.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company had an operating loss of $16,588 in the nine months ended January 31, 2010 and a shareholders’ deficiency of  $17,020.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

Development-Stage Company

The Company is considered a development-stage company, having no operating revenues during the period presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7.  SFAS No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as October 25, 2007.  Since inception, the Company has incurred an operating loss of $59,166, much of which related to consultants, as a means to generate working capital.  The Company’s working capital has been generated through the sales of common stock and loans from officers.  Management has provided financial data since October 24, 2007 “Inception” in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

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

Earnings (Loss) Per Share

Statement of Financial Accounting Standards No. 128 “Earnings Per Share” requires presentation of basic earnings per share and diluted earnings per share.  Basic income (loss) per share (“Basic EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share (“Diluted EPS”) is similarly calculated using the treasury stock method except that the denominator is increased to reflect the potential dilution that would occur if dilutive securities at the end of the applicable period were exercised. There were no potential dilutive securities as at January 31, 2010.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the six months ended January 31, 2010 and 2009.

Numerator:

Basic and diluted net loss per share:	2010	2009

Net Income (Loss)	$(16,588)	$(29,181)

Denominator

Basic and diluted weighted average number of shares outstanding	5,750,000	5,750,000

Basic and Diluted Net Loss Per Share	$0.003	$0.005

NOTE 3 – COMMITMENTS AND CONTINGENCIES

There were no commitments or contingencies as at January 31, 2010.

NOTE 4 – CAPITAL STOCK

At January 31, 2010 the Company had authorized 75,000,000 common shares, of which the total  issued and outstanding was 5,750,000.

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

Creating the Website

The process of creating the Kids Book Writer website is expected to be as follows:

♦	Working with its web designer, decide on the various graphics, layout options, and content on the home page and other pages.

♦	Conduct additional research on printing options and secure relationships or incorporate links / options on the website. As one example, links to WalMart’s online “Memory Book” service.

♦	Assemble the considerable amount of content that must be available on the site.

♦	Incorporate ecommerce ability on the website.

♦	Create an effective “search” strategy.

♦	Test market the site with children of various ages.

♦	Launch the site.

This process is expected to have a budget of approximately $30,000 and take 9 to 12 months. The company has launched its test website at www.kidsbwriter.com.

Following completion of the website

Following this initial phase, ongoing efforts are expected to be geared to the following activities:

♦	Monitoring results and making changes / adjustments as appropriate.

♦	Continuing to institute marketing enhancements.

♦	Where appropriate and advisable, bring additional, closely related products to the website.

♦	Creating of additional websites, written in foreign languages.

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

We did not earn any revenues from inception through the period ending January 31, 2010.  We do not anticipate earning revenues until such time as our website is fully operational. We are presently in the development stage of our business and we can provide no assurance that we will generate any revenue or attain profitability.

We incurred operating expenses in the amount of $59,166 from inception on October 24, 2007 through the period ended January 31, 2010.  These operating expenses were composed of professional fees, and other administrative expenses.

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

Item 2.       Unregistered Sales of Equity Securities

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the three months ended January 31, 2010.

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the quarter of our fiscal year ending January 31, 2010.

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

Date: March 10, 2010