Form 10-K
period 2010-04-30
KIDS BOOK WRITER INC.
filed 2010-07-29
CIK 1437822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to________________

Commission file number 333-151921

KID’S BOOK WRITER INC.
(Exact name of registrant as specified in its charter)

Nevada	75-3268426
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

409 Granville Street, Suite 1023
Vancouver, BC, Canada	V6C 1T2
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (604) 324-4844

Securities registered under Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of class)

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒

Indicate by checkmark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒   No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on July 29, 2010, based on a closing price of $0.26 was approximately $689,000.  As of July 29, 2010, the registrant had 35,750,000 shares of its common stock, par value $.001 per share, outstanding.

Documents Incorporated By Reference: None.

PART I

Forward Looking Statements.

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common stock” refer to the common shares in our capital stock.

As used in this annual report, the terms “we,” “us,” “our,” the “Company,” “Kid’s Book” and “Kid’s Book Writer” mean Kid’s Book Writer Inc., unless the context clearly requires otherwise.

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

James Stafford Chartered Accountants, our independent auditor, has expressed substantial doubt about our ability to continue as a going concern given our lack of operating history and the fact to date have had no revenues. Potential investors should be aware that there are difficulties associated with being a new venture, and the high rate of failure associated with this fact. We have incurred a net loss of $72,645 for the period from October 24, 2007 (inception) to April 30, 2010 and have had no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from our website. These factors raise substantial doubt that we will be able to continue as a going concern.

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

Because we are in the development stage of our business, Mr. Salari will not be spending a significant amount of time on our business. Mr. Salari expects to expend approximately 10 hours per week on our business. Competing demands on Mr. Salari’s time may lead to a divergence between his interests and the interests of other shareholders. Mr. Salari is in public practice as a entrepreneur and also owns and manages a number of privately-owned businesses by which he divides his time. None of the work he will be undertaking for these companies will directly compete with Kid’s Book Writer Inc.

BECAUSE OUR PRESIDENT AND SOLE DIRECTOR IS A CANADIAN RESIDENT, DIFFICULTY MAY ARISE IN ATTEMPTING TO EFFECT SERVICE OR PROCESS ON HIM IN CANADA

Because Mr. Salari our sole director and officer, is a Canadian resident, difficulty may arise in attempting to effect service or process on him in Canada or in enforcing a judgment against Kid’s Book Writer Inc.’s assets located outside of the United States.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None
ITEM 2.    PROPERTIES.

Executive Offices

Our executive offices are located at 409 Granville Street, Suite 1023, Vancouver, BC, Canada V6C 1T2 . Mr. Salari, our sole director and officer, currently provides this space to us free of charge. This space may not be available to us free of charge in the future. We do not own any real property.

ITEM 3.    LEGAL PROCEEDINGS.

We know of no material, active or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.    REMOVED AND RESERVED.

None.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Securities

Our common shares are quoted on the Over-The-Counter Bulletin Board under the trading symbol “KBKW.OB”. Our shares have been quoted on the Over-The-Counter Bulletin Board since September 2, 2009. There have been no trades in our shares of common stock since September 2, 2009.

Our transfer agent is Island Stock Transfer, of 100 Second Avenue S, Suite 105S, St. Petersburg, FL 33701; telephone number (727) 289-0010; facsimile: (727) 289-0069.

Holders of our Common Stock

As of July 29, 2010, there were approximately 38 registered stockholders holding 35,750,000 shares of our issued and outstanding common stock.

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

Recent Sales of Unregistered Securities

On June 14, 2010 the Company issued 30,000,000 Common Shares to our President and Chief Executive Officer, Dr. Hassan Salari for the services rendered to the business of the Company.

In connection with the foregoing issuance of common stock, the Company relied upon the exemption from securities registration afforded by Rule 506 of Regulation D as promulgated by the Commission under the Securities Act and/or Section 4(2) of the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended April 30, 2010.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any equity compensation plans.

ITEM 6.    SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

Creating the Website

The process of creating the Kids Book Writer website is expected to be as follows:

•	Working with its web designer, decide on the various graphics, layout options, and content on the home page and other pages.

•	Conduct additional research on printing options and secure relationships or incorporate links / options on the website. As one example, links to WalMart’s online “Memory Book” service.

•	Assemble the considerable amount of content that must be available on the site.

•	Incorporate ecommerce ability on the website.

•	Create an effective “search” strategy.

•	Test market the site with children of various ages.

•	Launch the site.

This process is expected to have a budget of approximately $30,000 and take 9 to 12 months. The Company has launched its test website at www.kidsbwriter.com.

Following this initial phase, ongoing efforts are expected to be geared to the following activities:

•	Monitoring results and making changes / adjustments as appropriate.

•	Continuing to institute marketing enhancements.

•	Where appropriate and advisable, bring additional, closely related products to the website.

•	Creating of additional websites, written in foreign languages.

The President of Kids Book Writer, Hassan Salari, will spearhead this effort. Due to the nature of the costs involved and the fact that Hassan Salari will not be receiving a salary at this time, expenses related to this ongoing effort are expected to be less than $10,000. The Company also expects to be generating revenue from the website at this time.

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

We did not earn any revenues from inception through April 30, 2010. We do not anticipate earning revenues until such time as our website is fully operational. We are presently in the development stage of our business and we can provide no assurance that we will generate any revenue or attain profitability.

We incurred operating expenses in the amount of $72,645 from inception on October 24, 2007 through April 30, 2010. These operating expenses were composed of professional fees, and other administrative expenses.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended April 30, 2010 which are included herein.

Our operating results for the year ended April 30, 2010 and for the period from October 24, 2007 (Inception through April 30, 2009) are summarized as follows:

	Year Ended	For the period from October 24, 2007, through
	April 30, 2010	April 30, 2009

Revenue	$-	$-
Operating Expenses	$30,067	42,578
Net Loss	$30,067	$42,578

Revenues

We have not earned any revenues to date, and do not anticipate earning revenues until such time as our website has become fully operational.

Expenses

Our expenses for the year ended April 30, 2010 and for the period from October 24, 2007 through April 30, 2009 are outlined in the table below:

	Year Ended	For the period from October 24, 2007, through
	April 30, 2010	April 30, 2009

Advertising & Promotion	$-	$7,950
Consulting Expenses	8,798	10,498
Professional Fees	17,449	4,391
Stock Transfer Fees	2,851	17,937
Other General and Administrative	969	1,802
Total Expenses	$30,067	$42,578

General and Administrative

The increase in our expenses for the year ended April 30, 2010 compared to the period from October 24, 2007 through April 30, 2009 was primarily due to the costs associated with the filing of our registration statement and development costs.

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

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our Company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our Company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our Company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our Company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of April 30, 2010, our Company has accumulated losses of $72,645 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our Company be unable to continue as a going concern.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above in their report on the financial statements for the year ended April 30, 2010, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Future Financings

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned activities. Mr. Salari has agreed to provide loans to a minimal amount to carry on our legal, accounting and reporting needs.

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

The financial statements have been prepared within the framework of the significant accounting policies summarized below:

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements.” This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3. The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. As ASU 2010-06 only requires enhanced disclosures, the Company does not expect that the adoption of this update will have a material effect on its financial statements.

In February 2010, the FASB issued ASC No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements”, which eliminates the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. ASC No. 2010-09 is effective for its fiscal quarter beginning after December 15, 2010.  The adoption of ASC No. 2010-06 will not have a material impact on the Company’s financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Kid’s Book Writer Inc.
(A Development Stage Company)

Financial Statements
(Expressed in U.S. Dollars)
30 April 2010

James Stafford
James Stafford, Inc. Chartered Accountants Suite 350 – 1111 Melville Street Vancouver, British Columbia Canada V6E 3V6 Telephone +1 604 669 0711 Facsimile +1 604 669 0754

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Kid’s Book Writer Inc.
(A Development Stage Company)

We have audited the balance sheet of Kid’s Book Writer Inc. (A Development Stage Company) (the “Company”) as of 30 April 2010, and the related statements of operations, cash flows and changes in stockholders’ deficiency for the year then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of 30 April 2009, were audited by other auditors whose report dated 25 July 2009, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of 30 April 2010 and the results of its operations, its cash flows and its changes in stockholders’ equity for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, conditions exist which raise substantial doubt about the Company’s ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations.  Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ James Stafford
Vancouver, Canada	Chartered Accountants

28 July 2010

Kid’s Book Writer Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)
As at 30 April

	2010	2009
	$	$

Assets

Current
Cash and cash equivalents	-	68

	-	68

Liabilities

Current
Accounts payable and accrued liabilities (Note 3)	3,100	-

Due to related party (Note 4)	800	500

	3,900	500

Stockholders’ equity
Capital stock (Note 5)
Authorized
75,000,000 of common shares, par value $0.001
Issued and outstanding
2010 – 5,750,000 common shares, par value $0.001
2009 – 5,750,000 common shares, par value $0.001	5,750	5,750
Additional paid in capital	62,995	36,396
Deficit, accumulated during the development stage	(72,645)	(42,578)

	(3,900)	(432)

	-	68

Nature and Continuance of Operations (Note 1), Subsequent Events (Note 8)

On behalf of the Board:

                                                         Director
Hassan Salari

The accompanying notes are an integral part of these financial statements.

Kid’s Book Writer Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)

	For the period from the date of inception on 24 October 2007 to 30 April 2010	For the year ended 30 April 2010	For the year ended 30 April 2009	For the year ended 30 April 2008
	$	$	$	$

Expenses
General and administrative (Schedule 1)	72,645	30,067	40,029	2,549

Net loss for the year	(72,645)	(30,067)	(40,029)	(2,549)

Basic and diluted earnings per common share		(0.005)	(0.007)	0.000

Weighted average number of common shares used in per share calculations		5,750,000	5,750,000	3,425,926

The accompanying notes are an integral part of these financial statements.

Kid’s Book Writer Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)

	For the period from the date of inception on 24 October 2007 to 30 April 2010	For the year ended 30 April 2010	For the year ended 30 April 2009	For the year ended 30 April 2008
	$	$	$	$

Cash flows from operating activities
Net (income) loss for the year	(72,645)	(30,067)	(40,029)	(2,549)
Adjustments to reconcile loss to net cash used by operating activities
Changes in operating assets and liabilities
Increase in accounts payable and accrued liabilities	3,100	3,100	-	-
Increase in due to related parties	800	800	-	-

	(68,745)	(26,167)	(40,029)	(2,549)

Cash flows from investing activities	-	-	-	-

Cash flows from financing activities
Common shares issued for cash	42,000	-	-	42,000
Loan from related parties	26,599	26,099	-	500
Other contributed capital	146	-	-	146

	68,745	26,099	-	42,646

Increase in cash and cash equivalents	-	(68)	(40,029)	40,097

Cash and cash equivalents, beginning of period	-	68	40,097	-

Cash and cash equivalents, end of period	-	-	68	40,097

Supplemental Disclosures with Respect to Cash Flows (Note 7)

The accompanying notes are an integral part of these financial statements.

Kid’s Book Writer Inc.
(A Development Stage Company)
Statements of Changes in Stockholders’ Deficiency
(Expressed in U.S. Dollars)

	Number of shares issued	Share capital	Additional paid in capital	Deficit, accumulated during the development stage	Stockholders’ deficiency
		$	$	$	$

Balance at 24 October 2007 (inception)	-	-	-	-	-
Capital contributed by a director	-	-	146	-	146
Common shares issued – cash ($0.005 per share) (Note 5)	3,100,000	3,100	12,400	-	15,500
Common shares issued – cash ($0.01 per share) (Note 5)	1,400,000	1,400	12,600	-	14,000
Common shares issued – cash ($0.01 per share) (Note 5)	1,050,000	1,050	9,450	-	10,500
Common shares issued – cash ($0.01 per share) (Note 5)	200,000	200	1,800	-	2,000
Net loss for the year	-	-	-	(2,549)	(2,549)

Balance at 30 April 2008	5,750,000	5,750	36,396	(2,549)	39,597
Net loss for the year	-	-	-	(40,029)	(40,029)

Balance at 30 April 2009	5,750,000	5,750	36,396	(42,578)	(432)
Contributions to capital by related parties – loan forgiveness (Note 4)	-	-	26,599	-	26,599
Net loss for the year	-	-	-	(30,067)	(30,067)

Balance at 30 April 2010	5,750,000	5,750	62,995	(72,645)	(3,900)

The accompanying notes are an integral part of these financial statements.

Kid’s Book Writer Inc.
(A Development Stage Company)
Schedule 1 – General and Administrative Expenses
(Expressed in U.S. Dollars)

	For the period from the date of inception on 24 October 2007 to 30 April 2010	For the year ended 30 April 2010	For the year ended 30 April 2009	For the year ended 30 April 2008
	$	$	$	$

Advertising & promotion	7,950	-	7,950	-
Consulting fees	19,296	8,798	7,998	2,500
Professional fees	21,840	17,449	4,391	-
Stock transfer fees	20,788	2,851	17,937	-
Other general & administrative	2,771	969	1,753	49

	72,645	30,067	40,029	2,549

The accompanying notes are an integral part of these financial statements.

Kid’s Book Writer Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
30 April 2010

1.         Nature and Continuance of Operations

Kid’s Book Writer Inc. (the “Company”) was incorporated under the laws of the State of Nevada on 24 October 2007.  The Company was incorporated for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada.

The Company is a development stage enterprise, as defined in Accounting Standards Codification (the “Codification” or “ASC”) 915-10, “Development Stage Entities”. The Company is focused on web-based marketing  of children’s book and offering children and parents the ability to create their own book.  No revenue has been derived during the organization period and the Company’s planned principle operations have not commenced.

The Company’s financial statements as at 30 April 2010 and for the year then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company has a loss of $30,067 for the year ended 30 April 2010 (2009 – loss of $40,029, 2008 – loss of $2,549) and has a working capital deficit of $3,900 at 30 April 2010 (2009 – working capital deficit of $432).

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital.  Management believes that the Company’s capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ending 30 April 2010.  However, if the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favourable terms and/or pursue other remedial measures.  These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

At 30 April 2010, the Company was not engaged in a business and had suffered losses from development stage activities to date.  Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.  Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.         Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these financial statements.

Kid’s Book Writer Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
30 April 2010

The Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principle – a replacement of FASB Statement No. 162”.  The Codification reorganized existing U.S. accounting and reporting standards issued by the FASB and other related private sector standard setters into a single source of authoritative accounting principles arranged by topic.  The Codification supersedes all existing U.A. accounting standards; all other accounting literature not included in the Codification (other than Securities and Exchange Commission guidance for publicly-traded companies) is considered non-authoritative.  The Codification was effective on a prospective basis for interim and annual reporting periods ending after 15 September 2009.  The adoption of the Codification changed the Company’s references to U.S. GAAP accounting standards but did not impact the Company’s results of operations, financial position or liquidity.

Basis of presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to development stage enterprises, and are expressed in U.S. dollars.  The Company’s fiscal year end is 30 April.

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

Financial instruments

Fair Value

The carrying values of cash and cash equivalents, due to related party and accounts payable approximate their fair values because of the short-term maturity of these financial instruments.

Interest Rate Risk

The Company is not exposed to significant interest rate risk due to the short-term maturity of its monetary assets and liabilities.

Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents. The Company places its cash with financial institutions of high credit worthiness. At times, its cash with a particular financial institution may exceed any applicable government insurance limits.

Kid’s Book Writer Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
30 April 2010

Currency Risk

The Company’s functional and reporting currency is the U.S. dollar. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Derivative financial instruments

The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Income taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with ASC 740, “Income Taxes”, which requires the use of the asset/liability method of accounting for income taxes.  Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax losses and credit carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

Basic and diluted net loss per share

The Company computes net income (loss) per share in accordance with ASC 260 “Earnings per Share”.  ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement.  Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.  Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excluded all dilutive potential shares if their effect is anti-dilutive.

Kid’s Book Writer Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
30 April 2010

Segments of an enterprise and related information

ASC 280, “Segment Reporting” establishes guidance for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public.  It also establishes standards for disclosures regarding products and services, geographic areas and major customers.  ASC 280 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.  The Company has evaluated this Codification and does not believe it is applicable at this time.

Foreign currency translation

The Company’s functional and reporting currency is U.S. dollars.  The financial statements of the Company are translated to U.S. dollars in accordance with ASC 830, “Foreign Currency Matters”.  Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date.  Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.  The Company has not, to the date of these interim financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenditures during the reporting period. Actual results could differ from these estimates.

Recent accounting pronouncements

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements.” This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3. The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. As ASU 2010-06 only requires enhanced disclosures, the Company does not expect that the adoption of this update will have a material effect on its financial statements.

Kid’s Book Writer Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
30 April 2010

In February 2010, the FASB issued ASC No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements”, which eliminates the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events.  ASC No. 2010-09 is effective for its fiscal quarter beginning after December 15, 2010.  The adoption of ASC No. 2010-06 will not have a material impact on the Company’s financial statements.

Changes in accounting policies

In May 2009, the FASB issued new guidance for accounting for subsequent events.  The new guidance, which is now part of ASC 855, “Subsequent Events” is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.  The new guidance was effective on a prospective basis for interim or annual reporting periods ending after 15 June 2009.  The adoption of this guidance did not have a material impact on the Company’s financial statements.

3.         Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

4.         Due to Related Party

As at 30 April 2010, the amount due to related party consists of $800 (2009 - $Nil) payable to a director and shareholder of the Company.  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

During the year ended 30 April 2010, a former officer and director of the Company forgave loans to the Company totaling $24,499. This loan forgiveness has been recorded as contributions to capital (Note 7).

During the year ended 30 April 2010, a shareholder of the Company forgave loans to the Company totaling $2,100. This loan forgiveness has been recorded as contributions to capital (Note 7).

5.         Capital Stock

Authorized

The total authorized capital is 75,000,000 common shares with a par value of $0.001 per common share.

Issued and outstanding

The total issued and outstanding capital stock is 5,750,000 common shares with a par value of $0.001 per common share.
During the year ended 30 April 2008, the Company issued 3,100,000 common shares valued at $0.005 per share for $15,500 in cash payments.

Kid’s Book Writer Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
30 April 2010

During the year ended 30 April 2008, the Company issued 1,400,000 common shares valued at $0.01 per share for $14,000 in cash payments.

During the year ended 30 April 2008, the Company issued 1,050,000 common shares valued at $0.01 per share for $10,500 in cash payments.

During the year ended 30 April 2008, the Company issued 200,000 common shares valued at $0.01 per share for $2,000 in cash payments.

6.         Income Taxes

The Company has losses carried forward for income tax purposes to 30 April 2010.  There are no current or deferred tax expenses for the year ended 30 April 2010 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses.  The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate.  Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period.  Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the year ended 30 April 2010	For the year ended 30 April 2009
	$	$

Deferred tax asset attributable to:
Current operations	(10,223)	(13,610)
Contributions to capital by related parties – loan forgiveness (Note 4)	9,044	-
Less: Change in valuation allowance	1,179	13,610

Net refundable amount	-	-

Kid’s Book Writer Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
30 April 2010

The composition of the Company’s deferred tax assets as at 30 April 2010 are as follows:

	2010	2009
	$	$

Net income tax operating loss carryforward	46,046	42,578

Statutory federal income tax rate	34%	34%
Effective income tax rate	0%	0%

Deferred tax asset	15,656	14,477
Less: Valuation allowance	(15,656)	(14,477)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 30 April 2010, the Company has an unused net operating loss carry-forward balance of approximately $46,046 that is available to offset future taxable income.  This unused net operating loss carry-forward balance expires between the years 2028 to 2030.

7.         Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 24 October 2007 to 30 April 2010	For the year ended 30 April 2010	For the year ended 30 April 2009	For the year ended 30 April 2008
		$	$	$

Cash paid during the year for interest	-	-	-	-
Cash paid during the year for income taxes	-	-	-	-

During the year ended 30 April 2010, a former officer and director of the Company forgave loans to the Company totaling $24,499. This loan forgiveness has been recorded as contributions to capital (Note 4).

During the year ended 30 April 2010, a shareholder of the Company forgave loans to the Company totaling $2,100. This loan forgiveness has been recorded as contributions to capital (Note 4).

Kid’s Book Writer Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
30 April 2010

8.         Subsequent Events

The following event occurred during the period from the year ended 30 April 2010 to the date the financial statements were available to be issued on 28 July 2010:

On 14 June 2010, the Company issued 30,000,000 common shares to a President and director of the Company for services rendered.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f). A system of internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of April 30, 2010, based on the criteria established in a report entitled “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929. Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was ineffective as of April 30, 2010, and identified the following material weaknesses:

•
There is a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles in the US (“GAAP”) and the financial reporting requirements of the Securities and Exchange Commission;

•
There are insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements; and

•	There is a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

Notwithstanding the existence of these material weaknesses in our internal control over financial reporting, our management believes that the consolidated financial statements included in its reports fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.

The Company will continue its assessment on a quarterly basis and as soon as we start operations we plan to hire personnel and resources to address these material weaknesses. We believe these issues can be solved with hiring in-house accounting support and plan to do so as soon as we have funds available for this.   There has been no change in its internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. The Company’s registered public accounting firm was not required to issue an attestation on its internal controls over financial reporting pursuant to temporary rules of the Securities and Exchange Commission.

The Company will continue to evaluate the effectiveness of internal controls and procedures on an on-going basis.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of April 30, 2010. This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

As at July 29, 2010, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Hassan Salari	Chief Executive Officer and Director	56	March 16, 2010

Business Experience

The following is a brief account of the education and business experience of our sole director and executive officer during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he was employed.

HASSAN SALARI is an entrepreneur and scientist. Dr. Salari has over 25 years’ experience in the biotechnology field, specializing in highly sophisticated research and drug development programs and business development.

Currently, Dr. Salari is the Chairman, President and Chief Executive Officer of Kids Book Writer Inc. (OTCBB: KBKW).  Dr. Salari is also the Chief Executive Officer of Global Health Ventures, a company that offers an online service designed to give children and parents the ability to create their own book. Further, Dr. Salari is a director of Neurokine Pharmaceutical Inc (OTCBB: NEUKF), a company with an emphasis in neurological diseases. Prior to that he was a director of   Pacgen Biopharmaceuticals Inc., a public company with its shares listed on the TSX Venture Exchange. From 1998 to 2007, Dr. Salari was the Chief Executive Officer and President of Chemokine Therapeutics Corp., a company established as a focused biotechnology company to develop chemokine-based therapeutic products for human diseases. Chemokine was a public company listed on OTC bulletin board and TSX. From 1992 to 1998, Dr. Salari was the Chief Executive Officer and President of Inflazyme Pharmaceuticals Ltd., a company founded by Dr. Salari. Dr. Salari maintained the responsibility of managing the company’s business affairs as well as its drug discovery and development programs (focused on allergies and asthma). While there, he negotiated and closed several licensing deals with biotechnology and pharmaceutical companies.

From 1991 to 1998, Dr. Salari was a Professor, Department of Medicine at the University of British Columbia. From 1987 to 1990, he was an Assistant Professor at the University of British Columbia. From 1986 to 1987, he was a research associate in the Department of Medicine at the University of British Columbia. He was the lead project investigator in cytokine research and drug development. From 1984 to 1986, he worked as a research associate at the Department of Physiology, Laval University. Dr. Salari carried out research work on the biology of human blood cells and their control by cytokines. From 1981 to 1982, Dr. Salari worked at the Department of Immunology at McGill University in Montreal as a research associate. He is the author of over 200 scientific articles, abstracts and books in various subject of medicine.

Term of Office

Our sole director was appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our sole officer was appointed by our board of directors and hold office until removed by the board.

Significant Employees

We have no significant employees other than our sole director and officer described above.

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

Our sole director, executive officer and control person has not been involved in any of the following events during the past five years:

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

Audit Committee

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our audit committee; or

•
entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors.

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

ITEM 11.   EXECUTIVE COMPENSATION.

The table below shows the compensation paid to our current sole officer and former Chief Executive Officer and former Secretary:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (4)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa -tion ($)	Total ($)

Michael Frank Phillet (1)	2010	0	0	0	0	0	0	0	0
President, Chief Executive Officer and Chief Financial Officer	2009	0	0	0	0	0	0	0	0

Michelle Demers (2) Secretary	2010 2009	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Hassan Salari (3)	2010	0	0	0	0	0	0	0	0

(1)	Michael Frank Phillet resigned as President, Chief Executive Officer and Chief Financial Officer on March 16, 2010.
(2)	Michelle Demers resigned as our Secretary on March 16, 2010.
(3)	Hassan Salari was appointed as the Company’s as President, Chief Executive Officer and Chief Financial Officer on March 16, 2010.

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

Outstanding Equity Awards at Fiscal Year-End

As at April 30, 2010, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our executive officers.

Aggregated Options Exercised in the Year Ended April 30, 2010 and Year End Option Values

There were no stock options exercised during the year ended April 30, 2010.

Repricing of Options/SARS

We did not reprice any options previously granted during the year ended April 30, 2010.

Director Compensation

We do not pay our directors any fees or other compensation for acting as directors. We have not paid any fees or other compensation to any of our directors for acting as directors to date.

Employment Contracts

We presently do not have any employment agreements or other compensation arrangements with Mr. Salari. Generally, they provide their services on a part-time basis without compensation. They have agreed not to charge any management fee during the current period prior to the Company generating revenues.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of July 29, 2010, there were 35,750,000 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock.

Title of Class Directors and Officers:	Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage of Class (2)

Common Stock	Hassan Salari 409 Granville Street, Suite 1023 Vancouver, Canada A1 V6C 1T2	33,100,000	92.58%

Common Stock	Directors and Officers as a group	33,100,000	92.58%

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

(2) The percentage of class is based on 35,750,000 shares of common stock issued and outstanding as of July 29, 2010.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our Company.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None of the following parties has, since commencement of our fiscal year ended April 30, 2010, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, in which our Company is a participant and the amount involved exceeds $120,000 of our Company’s total assets for the last three completed financial years:

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

Director Independence

Our common stock is quoted on the OTC bulletin board interdealer quotation system, which does not have director independence requirements. Under NASDAQ rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Our sole director, Hassan Salari, is also our sole officer. As a result, we do not have any independent directors.

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

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit fees

The aggregate fees billed for the two most recently completed fiscal periods ended April 30, 2010 and April 30, 2009 for professional services rendered by John Kinross-Kennedy, C.P.A. and James Stafford Chartered Accountants, for the audit of our annual consolidated financial statements, quarterly reviews of our interim consolidated financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended April 30, 2010	Year Ended April 30, 2009
Audit Fees and Audit Related Fees	$-	$2,000
Tax Fees	-	-
All Other Fees	-	-
Total	$-	$2,000

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

The board of directors has considered the nature and amount of fees billed by James Stafford Chartered Accountants and believes that the provision of services for activities unrelated to the audit is compatible with maintaining James Stafford Chartered Accountants.

Change in Registrant’s Certifying Accountant

On July 16, 2010, the Board of Directors of the Company dismissed John Kinross-Kennedy, CPA, Irvine, California (“Kinross-Kennedy”), as the Company’s independent registered public accounting firm.

The reports of Kinross-Kennedy on the Company’s financial statements as of and for the years ended April 30, 2009 and April 30, 2008, contained no adverse opinion or disclaimer of opinion nor was qualified or modified as to uncertainty, audit scope, or accounting principle.

During the fiscal years ending ended April 30, 2009 and April 30, 2008 and the subsequent period through July 16, 2010, there have been no (i) disagreements with Kinross-Kennedy on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Kinross-Kennedy’s satisfaction, would have caused Kinross-Kennedy to make reference to the subject matter of the disagreement(s) in connection with its reports; or (ii) “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K.

(b) New independent registered public accounting firm

On July 16, 2010, the Board of Directors of the Company engaged James Stafford, Inc., Chartered Accountants of Vancouver, British Columbia, Canada (“Stafford”) as the Company’s new independent registered public accounting firm.

During the recent fiscal years ending April 30, 2009 and April 30, 2008, and the subsequent interim period prior to the engagement of Stafford, the Company has not consulted Stafford regarding (i) the application of accounting principles to any specified transaction, either completed or proposed, (ii) the type of audit opinion that might be rendered on the Company’s financial statements, or (iii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(v)) or a reportable event (as defined in Item 304(a)(1)(v)).

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description
3.1	Articles of Incorporation (filed as an exhibit to our Form S-1 Registration Statement, filed on June 25, 2009)

3.2	Bylaws (filed as an exhibit to our Form S-1 Registration Statement, filed on June 25, 2009)

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification by the Chief Executive Officer and Chief Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))

32.1*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KID’S BOOK WRITER INC.
Date: July 29, 2010
	By:	/s/ Hassan Salari
Hassan Salari Chief Executive Office