Form 10-Q
period 2010-07-31
KIDS BOOK WRITER INC.
filed 2010-09-13
CIK 1437822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant To Section 13 or 15(D) of the Securities Exchange Act Of 1934

For the quarterly period ended July 31, 2010

☐  Transition Report under Section 13 or 15(D) of the Securities Exchange Act Of 1934

For the transition period from ____________ to ____________

Commission File Number: 000-53376

KID’S BOOK WRITER INC.
(Exact name of registrant as specified in its charter)

Nevada	75-3268426
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

409 Granville Street, Suite 1023
Vancouver, BC, Canada V6C 1T2
(Address of principal executive offices, including zip code)

(604) 324-4844
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

As of September 10, 2010, there were 35,750,000 shares outstanding of the registrant’s common stock.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

The following interim unaudited financial statements of Kid’s Book Writer Inc. (the “Company”) for the three month period ended July 31, 2010 are included with this Quarterly Report on Form 10-Q:

(a)	Balance Sheets as of July 31, 2010 and April 30, 2010;

(b)	Statements of Operations for the three months ended July 31, 2010, for the three months ended July 31, 2009 and for the period from October 24, 2007 (Inception) through July 31, 2010.

(c)	Statements of Cash Flows for the three months ended July 31, 2010, for the three months ended July 31, 2009, and for the period from October 24, 2007 (Inception) through July 31, 2010.

(d)	Statement of Changes in Stockholders’ Deficiency since inception through July 31, 2010.

(e)	Notes to Financial Statements.

Kid’s Book Writer Inc.
(A Development Stage Company)

Interim Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 July 2010

Kid’s Book Writer Inc.
(A Development Stage Company)
Interim Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

	As at 31 July 2010	As at 30 April 2010 (Audited)
	$	$

Assets

Current
Cash and cash equivalents	1	-

	1	-

Liabilities

Current
Accounts payable and accrued liabilities (Note 3)	6,000	3,100
Due to related party (Note 4)	2,445	800

	8,445	3,900

Stockholders’ deficiency
Capital stock (Note 5)
Authorized
75,000,000 of common shares, par value $0.001
Issued and outstanding
31 July 2010 – 35,750,000 common shares, par value $0.001
30 April 2010 – 5,750,000 common shares, par value $0.001	35,750	5,750
Additional paid in capital	62,995	62,995
Deficit, accumulated during the development stage	(107,189)	(72,645)

	(8,444)	(3,900)

	1	-

Nature and Continuance of Operations (Note 1) and Subsequent Events (Note 8)

On behalf of the Board:

/s/ Hassan Salari        Director
Hassan Salari

The accompanying notes are an integral part of these interim financial statements

Kid’s Book Writer Inc.
(A Development Stage Company)
Interim Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 24 October 2007 to 31 July 2010	For the three month period ended 31 July 2010	For the three month period ended 31 July 2009
	$	$	$

Expenses
General and administrative (Schedule 1)	107,189	34,544	1,668

Net loss for the period	(107,189)	(34,544)	(1,668)

Basic and diluted earnings per common share		(0.002)	(0.000)

Weighted average number of common shares used in per share calculations		20,423,913	5,750,000

The accompanying notes are an integral part of these interim financial statements

Kid’s Book Writer Inc.
(A Development Stage Company)
Interim Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 24 October 2007 to 31 July 2010	For the three month period ended 31 July 2010	For the three month period ended 31 July 2009
	$	$	$

Cash flows from (used in) operating activities
Net loss for the period	(107,189)	(34,544)	(1,668)
Adjustments to reconcile loss to net cash used by operating activities:
Shares issued for services (Notes 5 and 7)	30,000	30,000	-
Changes in operating assets and liabilities
Increase in accounts payable and accrued liabilities	6,000	2,900	-
Increase in due to related parties	2,445	1,645	-

	(68,744)	1	(1,668)

Cash flows from financing activities
Common shares issued for cash	42,000	-	-
Loan from related parties	26,599	-	2,000
Other contributed capital	146	-	-

	68,745	-	2,000

Increase in cash and cash equivalents	1	1	332

Cash and cash equivalents, beginning of period	-	-	68

Cash and cash equivalents, end of period	1	1	400

Supplemental Disclosures with Respect to Cash Flows (Note 7)

The accompanying notes are an integral part of these interim financial statements

Kid’s Book Writer Inc.
(A Development Stage Company)
Interim Statement of Changes in Stockholders’ Deficiency
(Expressed in U.S. Dollars)
(Unaudited)

	Number of shares issued	Capital stock	Additional paid in capital	Deficit, accumulated during the development stage	Stockholders’ deficiency
		$	$	$	$

Balance at 24 October 2007 (inception)	-	-	-	-	-
Capital contributed by a director	-	-	146	-	146
Common shares issued – cash ($0.005 per share) (Note 5)	3,100,000	3,100	12,400	-	15,500
Common shares issued – cash ($0.01 per share) (Note 5)	1,400,000	1,400	12,600	-	14,000
Common shares issued – cash ($0.01 per share) (Note 5)	1,050,000	1,050	9,450	-	10,500
Common shares issued – cash ($0.01 per share) (Note 5)	200,000	200	1,800	-	2,000
Net loss for the period	-	-	-	(2,549)	(2,549)

Balance at 30 April 2008	5,750,000	5,750	36,396	(2,549)	39,597
Net loss for the year	-	-	-	(40,029)	(40,029)

Balance at 30 April 2009	5,750,000	5,750	36,396	(42,578)	(432)
Contributions to capital by related parties – loan forgiveness (Note 4)	-	-	26,599	-	26,599
Net loss for the year	-	-	-	(30,067)	(30,067)

Balance at 30 April 2010	5,750,000	5,750	62,995	(72,645)	(3,900)
Common shares issued – services ($0.001 per share) (Notes 5 and 7)	30,000,000	30,000	-	-	30,000
Net loss for the period	-	-	-	(34,544)	(34,544)

Balance at 31 July 2010	35,750,000	35,750	62,995	(107,189)	(8,444)

The accompanying notes are an integral part of these interim financial statements

Kid’s Book Writer Inc.
(A Development Stage Company)
Schedule 1 – Interim General and Administrative Expenses
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 24 October 2007 to 31 July 2010	For the three month ended 31 July 2010	For the three month ended 31 July 2009
	$	$	$

Advertising and promotion	7,950	-	-
Consulting fees	19,296	-	-
Management fees (Notes 5 and 7)	30,000	30,000	-
Professional fees	26,175	4,335	845
Stock transfer fees	20,997	209	800
Other general and administrative	2,771	-	23

	107,189	34,544	1,668

The accompanying notes are an integral part of these interim financial statements

Kid’s Book Writer Inc.
(A Development Stage Company)
Notes to Interim Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 July 2010

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

The Company’s interim financial statements as at 31 July 2010 and for the three month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company has a loss of $34,544 for the three month period ended 31 July 2010 (31 July 2009 – $1,668) and has a working capital deficit of $8,444 at 31 July 2010 (30 April 2010 – $3,900).

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital.  Management believes that the Company’s capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ending 30 April 2011.  However, if the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favourable terms and/or pursue other remedial measures.  These interim financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

At 31 July 2010, the Company was not engaged in a business and had suffered losses from development stage activities to date.  Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.  Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these interim financial statements.

Kid’s Book Writer Inc.
(A Development Stage Company)
Notes to Interim Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 July 2010

The Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principle – a replacement of FASB Statement No. 162”.  The Codification reorganized existing U.S. accounting and reporting standards issued by the FASB and other related private sector standard setters into a single source of authoritative accounting principles arranged by topic.  The Codification supersedes all existing U.S. accounting standards; all other accounting literature not included in the Codification (other than Securities and Exchange Commission guidance for publicly-traded companies) is considered non-authoritative.  The Codification was effective on a prospective basis for interim and annual reporting periods ending after 15 September 2009.  The adoption of the Codification changed the Company’s references to accounting principles generally accepted in the United States of America but did not impact the Company’s results of operations, financial position or liquidity.

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

Financial instruments

Fair Value

The carrying values of cash and cash equivalents, accounts payable and due to related party approximate their fair values because of the short-term maturity of these financial instruments.

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
Notes to Interim Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 July 2010

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
Notes to Interim Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 July 2010

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

Recent accounting pronouncements

In January 2010, the FASB issued Accounting Standards Update 2010-06, “Improving Disclosures about Fair Value Measurements”. This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3. The new disclosure requirements are effective for interim and annual periods beginning after 15 December 2009, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements. Those disclosures are effective for fiscal years beginning after 15 December 2010. As ASU 2010-06 only requires enhanced disclosures, the Company does not expect that the adoption of this update will have a material effect on its financial statements.

Kid’s Book Writer Inc.
(A Development Stage Company)
Notes to Interim Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 July 2010

In February 2010, the FASB issued ASC No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements”, which eliminates the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events.  ASC No. 2010-09 is effective for its fiscal quarter beginning after 15 December 2010.  The adoption of ASC No. 2010-06 is not expected to have a material impact on the Company’s financial statements.

3.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

4.	Due to Related Party and Related Party Transactions

As at 31 July 2010, the amount due to related party consists of $2,445 (30 April 2010 - $800) payable to a director and shareholder of the Company.  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

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

Issued and outstanding

The total issued and outstanding capital stock is 35,750,000 common shares with a par value of $0.001 per common share.

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

Kid’s Book Writer Inc.
(A Development Stage Company)
Notes to Interim Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 July 2010

During the three month period ended 31 July 2010, the Company issued a total of 30,000,000 common shares of the Company with a value of $30,000 for management services (Note 7).

6.	Income Taxes

The Company has losses carried forward for income tax purposes to 31 July 2010.  There are no current or deferred tax expenses for the period ended 31 July 2010 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses.  The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate.  Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period.  Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the three month period ended 31 July 2010	For the three month period ended 31 July 2009
	$	$

Deferred tax asset attributable to:
Current operations	(11,745)	(567)
Non-deductible items	10,200	-
Less: Change in valuation allowance	1,545	567

Net refundable amount	-	-

Kid’s Book Writer Inc.
(A Development Stage Company)
Notes to Interim Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 July 2010

The composition of the Company’s deferred tax assets as at 31 July 2010 and 30 April 2010 are as follows:

	As at 31 July 2010	As at 30 April 2010 (Audited)
	$	$

Net income tax operating loss carryforward	50,590	46,046

Statutory federal income tax rate	34%	34%
Effective income tax rate	0%	0%

Deferred tax asset	17,201	15,656
Less: Valuation allowance	(17,201)	(15,656)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 31 July 2010, the Company has an unused net operating loss carry-forward balance of approximately $50,590 that is available to offset future taxable income.  This unused net operating loss carry-forward balance expires between the years 2028 to 2031.

7.	Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 24 October 2007 to 31 July 2010	For the three month period ended 31 July 2010	For the three month period ended 31 July 2009

Cash paid during the year for interest	-	-	-
Cash paid during the year for income taxes	-	-	-

During the three month period ended 31 July 2010, the Company issued a total of 30,000,000 common shares of the Company with a value of $30,000 for management services (Note 5).

During the year ended 30 April 2010, a former officer and director of the Company forgave loans to the Company totaling $24,499. This loan forgiveness has been recorded as contributions to capital (Note 4).

Kid’s Book Writer Inc.
(A Development Stage Company)
Notes to Interim Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 July 2010

During the year ended 30 April 2010, a shareholder of the Company forgave loans to the Company totaling $2,100. This loan forgiveness has been recorded as contributions to capital (Note 4).

8.	Subsequent Events

There are no subsequent events from the date of the three month period ended 31 July 2010 to the date the interim financial statements were available to be issued on 10 September 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q and other reports filed by the Company from time to time with the United States Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements (collectively the “Filings”) and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2010, filed with the SEC, relating to the Company’s industry, the Company’s operations and plan of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.  The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report.

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

Creating the Website

The process of creating the Kids Book Writer website is expected to be as follows:

●	Working with its web designer, decide on the various graphics, layout options, and content on the home page and other pages.

●	Conduct additional research on printing options and secure relationships or incorporate links / options on the website. As one example, links to WalMart’s online “Memory Book” service.

●	Assemble the considerable amount of content that must be available on the site.

●	Incorporate ecommerce ability on the website.

●	Create an effective “search” strategy.

●	Test market the site with children of various ages.

●	Launch the site.

This process is expected to have a budget of approximately $30,000 and take 9 to 12 months. The Company has launched its test website at www.kidsbwriter.com.

Following this initial phase, ongoing efforts are expected to be geared to the following activities:

●	Monitoring results and making changes / adjustments as appropriate.

●	Continuing to institute marketing enhancements.

●	Where appropriate and advisable, bring additional, closely related products to the website.

●	Creating of additional websites, written in foreign languages.

The President of Kids Book Writer, Hassan Salari, will spearhead these efforts. Due to the nature of the costs involved and the fact that Hassan Salari will not be receiving a salary at this time, expenses related to this ongoing effort are expected to be less than $10,000. The Company also expects to be generating revenue from the website at this time.

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

We did not earn any revenues from inception through July 31, 2010. We do not anticipate earning revenues until such time as our website is fully operational. We are presently in the development stage of our business and we can provide no assurance that we will generate any revenue or attain profitability.

We incurred operating expenses in the amount of $107,189 from inception on October 24, 2007 through July 31, 2010. These operating expenses were composed of professional fees, and other administrative expenses.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the quarter ended July 31, 2010 which are included herein.

Our operating results for the quarter ended July 31, 2010 and for the period from October 24, 2007 (Inception through April 30, 2010) are summarized as follows:

	Period Ended	For the period from October 24, 2007, through
	July 31, 2010	April 30, 2010

Revenue	$-	$-
Operating Expenses	$34,544	72,645
Net Loss	$34,544	$72,645

Revenues

We have not earned any revenues to date, and do not anticipate earning revenues until such time as our website has become fully operational.

Expenses

Our expenses for the quarter ended July 31, 2010 and for the period from October 24, 2007 through April 30, 2010 are outlined in the table below:

	Period Ended	For the period from October 24, 2007, through
	July 31, 2010	April 30, 2010

Advertising & Promotion	$-	$7,950
Consulting Expenses	-	19,296
Management fees	30,000	-
Professional Fees	4,335	21,840
Stock Transfer Fees	209	20,788
Other General and Administrative	-	2,771
Total Expenses	$34,544	$72,645

General and Administrative

The increase in our expenses for the quarter ended July 31, 2010 compared to the period from October 24, 2007 through April 30, 2010, was primarily due to the costs associated with the filing of our registration statement and development costs.

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

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our Company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our Company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our Company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our Company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of July 31, 2010, our Company has accumulated losses of $107,189 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our Company be unable to continue as a going concern.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above in their report on the financial statements for the quarter ended July 31, 2010, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

As of the end of the period covered by this Report, the Company’s President, and principal financial officer (the “Certifying Officer”), evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the officer concluded that, as of the date of the evaluation, the Company’s disclosure controls and procedures were ineffective to provide reasonable assurance that the information required to be disclosed in the Company’s periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to management to allow timely decisions regarding required disclosure.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1(a).   Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2010, filed with the SEC on July 29, 2010.

Item 2. Unregistered Sales of Equity Securities

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the three months ended July 31, 2010.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Removed and Reserved.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

31.2	Certification by the Principal Accounting Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Principal Accounting Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KID’S BOOK WRITER, INC.

Date: September 13, 2010	By: /s/ Hassan Salari
Name: Hassan Salari
Title: Chief Executive Officer

Date: September 13, 2010	By: /s/ Hassan Salari
Name: Hassan Salari
Title: Chief Financial Officer