Form 10-Q
period 2010-10-31
ETERNITY HEALTHCARE INC.
filed 2010-11-26
CIK 1437822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	October 31, 2010
or
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to
Commission File Number	000-53376
ETERNITY HEALTHCARE INC.
(Exact name of registrant as specified in its charter)
Nevada	75-3268426
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
409 Granville Street, Suite 1023, Vancouver, BC, Canada	V6C 1T2
(Address of principal executive offices)	(Zip Code)
(604) 324-4844
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒	YES	☐	NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐	YES	☐	NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
☒	YES	☐	NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

☐	YES	☐	NO
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
3,575,000 common shares issued and outstanding as of November 26, 2010.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

The following interim unaudited financial statements of Eternity Healthcare Inc. for the six month period ended October 31, 2010 are included with this Quarterly Report on Form 10-Q:

(a)	Balance Sheets as of October 31, 2010 and April 30, 2010;

(b)
Statements of Operations for the three months ended October 31, 2010 and October 31, 2009, for the six months ended October 31, 2010 and October 31, 2009 and for the period from October 24, 2007 (Inception) through October 31, 2010.

(c)
Statements of Cash Flows for the three months ended October 31, 2010 and October 31, 2009, for the six months ended October 31, 2010 and October 31, 2009 and for the period from October 24, 2007 (Inception) through October 31, 2010.

(d)	Statement of Changes in Stockholders’ Deficiency since inception through October 31, 2010.

(e)	Notes to Financial Statements.

Eternity Healthcare Inc.
(Formerly Kid’s Book Writer Inc.)
(A Development Stage Company)

Interim Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2010

Eternity Healthcare Inc.
(Formerly Kid’s Book Writer Inc.)
(A Development Stage Company)
Interim Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

	As at 31 October 2010	As at 30 April 2010 (Audited)
	$	$

Assets

Current
Cash and cash equivalents	1	-

	1	-

Liabilities

Current
Accounts payable and accrued liabilities (Note 3)	900	3,100
Due to related party (Note 4)	8,333	800

	9,233	3,900

Stockholders’ deficiency
Capital stock (Note 5)
Authorized
300,000,000 of common shares, par value $0.001 (Note 8ii)
Issued and outstanding
31 October 2010 – 3,575,000 common shares, par value $0.001
30 April 2010 – 575,000 common shares, par value $0.001	3,575	5,750
Additional paid in capital	95,170	62,995
Deficit, accumulated during the development stage	(107,977)	(72,645)

	(9,232)	(3,900)

	1	-

Nature and Continuance of Operations (Note 1) and Subsequent Events (Note 8)

The accompanying notes are an integral part of these interim financial statements.

Eternity Healthcare Inc.
(Formerly Kid’s Book Writer Inc.)
(A Development Stage Company)
Interim Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 24 October 2007 to 31 October 2010	For the three month period ended 31 October 2010	For the three month period ended 31 October 2009	For the six month period ended 31 October 2010	For the six month period ended 31 October 2009
	$	$	$	$	$

Expenses
General and administrative (Schedule 1)	107,977	788	2,448	35,332	4,116

Net loss for the period	(107,977)	(788)	(2,448)	(35,332)	(4,116)

Basic and diluted earnings per common share		(0.001)	(0.004)	(0.012)	(0.007)

Weighted average number of common shares used in per share calculations		3,575,000	575,000	2,841,304	575,000

The accompanying notes are an integral part of these interim financial statements.

Eternity Healthcare Inc.
(Formerly Kid’s Book Writer Inc.)
(A Development Stage Company)
Interim Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 24 October 2007 to 31 October 2010	For the three month period ended 31 October 2010	For the three month period ended 31 October 2009	For the six month period ended 31 October 2010	For the six month period ended 31 October 2009
	$	$	$	$	$

Cash flows from (used in) operating activities
Net loss for the period	(107,977)	(788)	(2,448)	(35,332)	(4,116)
Adjustments to reconcile loss to net cash used by operating activities:
Shares issued for services (Notes 5 and 7)	30,000	-	-	30,000	-
Changes in operating assets and liabilities
Increase (decrease) in accounts payable and accrued liabilities	900	(5,100)	-	(2,200)	-
Increase in due to related parties	8,333	5,888	-	7,533	-

	(68,744)	-	(2,448)	1	(4,116)

Cash flows from financing activities
Common shares issued for cash	42,000	-	-	-	-
Loan from related parties	26,599	-	13,200	-	15,200
Other contributed capital	146	-	-	-	-

	68,745	-	13,200	-	15,200

Increase in cash and cash equivalents	1	-	10,752	1	11,084

Cash and cash equivalents, beginning of period	-	1	400	-	68

Cash and cash equivalents, end of period	1	1	11,152	1	11,152

Supplemental Disclosures with Respect to Cash Flows (Note 7)

The accompanying notes are an integral part of these interim financial statements.

Eternity Healthcare Inc.
(Formerly Kid’s Book Writer Inc.)
(A Development Stage Company)
Interim Statement of Changes in Stockholders’ Deficiency
(Expressed in U.S. Dollars)
(Unaudited)

	Number of shares issued	Capital stock	Additional paid in capital	Deficit, accumulated during the development stage	Stockholders’ deficiency
	$	$	$	$	$

Balance at 24 October 2007 (inception)	-	-	-	-	-
Capital contributed by a director	-	-	146	-	146
Common shares issued – cash ($0.005 per share) (Note 5)	310,000	310	15,190	-	15,500
Common shares issued – cash ($0.01 per share) (Note 5)	140,000	140	13,860	-	14,000
Common shares issued – cash ($0.01 per share) (Note 5)	105,000	105	10,395	-	10,500
Common shares issued – cash ($0.01 per share) (Note 5)	20,000	20	1,980	-	2,000
Net loss for the period	-	-	-	(2,549)	(2,549)

Balance at 30 April 2008	575,000	575	41,571	(2,549)	39,597
Net loss for the year	-	-	-	(40,029)	(40,029)

Balance at 30 April 2009	575,000	575	41,571	(42,578)	(432)
Contributions to capital by related parties – loan forgiveness (Note 4)	-	-	26,599	-	26,599
Net loss for the year	-	-	-	(30,067)	(30,067)

Balance at 30 April 2010	575,000	575	68,170	(72,645)	(3,900)
Common shares issued – services ($0.001 per share) (Notes 5 and 7)	3,000,000	3,000	27,000	-	30,000
Net loss for the period	-	-	-	(35,332)	(35,332)

Balance at 31 October 2010	3,575,000	3,575	95,170	(107,977)	(9,232)

The accompanying notes are an integral part of these interim financial statements.

Eternity Healthcare Inc.
(Formerly Kid’s Book Writer Inc.)
(A Development Stage Company)
Schedule 1 – Interim General and Administrative Expenses
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 24 October 2007 to 31 October 2010	For the three month ended 31 October 2010	For the three month ended 31 October 2009	For the six month ended 31 October 2010	For the six month ended 31 October 2009
	$	$	$	$	$

Advertising and promotion	7,950	-	-	-	-
Consulting fees	19,296	-	-	-	-
Management fees (Notes 5 and 7)	30,000	-	-	30,000	-
Professional fees	26,963	788	1,600	5,123	2,445
Stock transfer fees	20,997	-	400	209	1,200
Other general and administrative	2,771	-	448	-	471

	107,977	788	2,448	35,332	4,116

The accompanying notes are an integral part of these interim financial statements.

Eternity Healthcare Inc.
(Formerly Kid’s Book Writer Inc.)
(A Development Stage Company)
Notes to Interim Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2010

1.	Nature and Continuance of Operations

Eternity Healthcare Inc. (the “Company”) was incorporated under the laws of the State of Nevada on 24 October 2007.  The Company was incorporated for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada.

Effective on 1 November 2010, the Company changed its name from Kid’s Book Writer Inc. to Eternity Healthcare Inc. (Note 8i).

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

The Company’s interim financial statements as at 31 October 2010 and for the six month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company has a loss of $35,332 for the six month period ended 31 October 2010 (31 October 2009 – $4,116) and has a working capital deficit of $9,232 at 31 October 2010 (30 April 2010 – $3,900).

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

At 31 October 2010, the Company was not engaged in a business and had suffered losses from development stage activities to date.  Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.  Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Eternity Healthcare Inc.
(Formerly Kid’s Book Writer Inc.)
(A Development Stage Company)
Notes to Interim Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2010

Basis of presentation

The interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to development stage enterprises, and are expressed in U.S. dollars.  The Company’s fiscal year end is 30 April.

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

Eternity Healthcare Inc.
(Formerly Kid’s Book Writer Inc.)
(A Development Stage Company)
Notes to Interim Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2010

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

Eternity Healthcare Inc.
(Formerly Kid’s Book Writer Inc.)
(A Development Stage Company)
Notes to Interim Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2010

Recent accounting pronouncements

In January 2010, the FASB issued Accounting Standards Update 2010-06, “Improving Disclosures about Fair Value Measurements”. This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3. The new disclosure requirements are effective for interim and annual periods beginning after 15 December 2009, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements. Those disclosures are effective for fiscal years beginning after 15 December 2010. As ASU 2010-06 only requires enhanced disclosures, the Company does not expect that the adoption of this update will have a material effect on its interim financial statements.

In February 2010, the FASB issued ASC No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements”, which eliminates the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events.  ASC No. 2010-09 is effective for its fiscal quarter beginning after 15 December 2010.  The adoption of ASC No. 2010-06 is not expected to have a material impact on the Company’s interim financial statements.

3.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

4.	Due to Related Party and Related Party Transactions

As at 31 October 2010, the amount due to related party consists of $8,333 (30 April 2010 - $800) payable to a director and shareholder of the Company.  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

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

Authorized

The total authorized capital is 300,000,000 common shares with a par value of $0.001 per common share (Note 8ii).

Issued and outstanding

The total issued and outstanding capital stock is 3,575,000 common shares with a par value of $0.001 per common share.

During the year ended 30 April 2008, the Company issued 310,000 common shares valued at $0.005 per share for $15,500 in cash payments.

Eternity Healthcare Inc.
(Formerly Kid’s Book Writer Inc.)
(A Development Stage Company)
Notes to Interim Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2010

During the year ended 30 April 2008, the Company issued 140,000 common shares valued at $0.01 per share for $14,000 in cash payments.

During the year ended 30 April 2008, the Company issued 105,000 common shares valued at $0.01 per share for $10,500 in cash payments.

During the year ended 30 April 2008, the Company issued 20,000 common shares valued at $0.01 per share for $2,000 in cash payments.

During the six month period ended 31 October 2010, the Company issued a total of 3,000,000 common shares of the Company with a value of $30,000 for management services (Note 7).

Effective on 1 November 2010, the Board of Directors approved a 1:10 reverse stock split and decreased the issued and outstanding share capital from 35,750,000 to 3,575,000 with the same par value of $0.001 (Note 8iii). Unless otherwise noted, all references herein to the number of common shares, price per common share or weighted average number of common shares outstanding have been adjusted to reflect this reverse stock split on a retroactive basis.

6.	Income Taxes

The Company has losses carried forward for income tax purposes to 31 October 2010.  There are no current or deferred tax expenses for the period ended 31 October 2010 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses.  The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate.  Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period.  Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the six month period ended 31 October 2010	For the six month period ended 31 October 2009
	$	$

Deferred tax asset attributable to:
Current operations	(12,013)	(1,399)
Non-deductible items	10,200	-
Less: Change in valuation allowance	1,813	1,399

Net refundable amount	-	-

Eternity Healthcare Inc.
(Formerly Kid’s Book Writer Inc.)
(A Development Stage Company)
Notes to Interim Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2010

The composition of the Company’s deferred tax assets as at 31 October 2010 and 30 April 2010 are as follows:

	As at 31 October 2010	As at 30 April 2010 (Audited)
	$	$

Net income tax operating loss carryforward	51,378	46,046

Statutory federal income tax rate	34%	34%
Effective income tax rate	0%	0%

Deferred tax asset	17,469	15,656
Less: Valuation allowance	(17,469)	(15,656)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 31 October 2010, the Company has an unused net operating loss carry-forward balance of approximately $51,378 that is available to offset future taxable income.  This unused net operating loss carry-forward balance expires between the years 2028 to 2031.

7.	Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 24 October 2007 to 31 October 2010	For the three month period ended 31 October 2010	For the three month period ended 31 October 2009	For the six month period ended 31 October 2010	For the six month period ended 31 October 2009
	$	$	$	$	$

Cash paid during the year for interest	-	-	-	-	-
Cash paid during the year for income taxes	-	-	-	-	-

During the six month period ended 31 October 2010, the Company issued a total of 3,000,000 common shares of the Company with a value of $30,000 for management services (Note 5).

During the year ended 30 April 2010, a former officer and director of the Company forgave loans to the Company totaling $24,499. This loan forgiveness has been recorded as contributions to capital (Note 4).

During the year ended 30 April 2010, a shareholder of the Company forgave loans to the Company totaling $2,100. This loan forgiveness has been recorded as contributions to capital (Note 4).

Eternity Healthcare Inc.
(Formerly Kid’s Book Writer Inc.)
(A Development Stage Company)
Notes to Interim Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2010

8.	Subsequent Events

The following events occurred during the period ended 31 October 2010 to the date the interim financial statements were available to be issued on 17 November 2010.

i.	Effective on 1 November 2010, the Company changed its name from Kid’s Book Writer Inc. to Eternity Healthcare Inc. (Note 1).

ii.	Effective on 1 November 2010, the Company increased the number of authorized share capital from 75,000,000 to 300,000,000 with a par value of $0.001 per common share (Note 5).

iii.
Effective on 1 November 2010, the Board of Directors approved a 1:10 reverse stock split and decreased the issued and outstanding share capital from 35,750,000 to 3,575,000 with the same par value of $0.001 (Note 5).

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

As used in this prospectus, unless the context otherwise requires, “we”, “us”, “our” Eternity” or “Eternity Healthcare” refers to Eternity Healthcare Inc.  All dollar amounts in this prospectus are in U.S. dollars unless otherwise stated.  The following summary is not complete and does not contain all of the information that may be important to you.  You should read the entire prospectus before making an investment decision to purchase our common shares.

General Overview

We were incorporated on October 24, 2007 under the laws of the State of Nevada a development stage company. The company was created to offer a pure online service designed to offer kids / children an ability to create their own book. The process will be simple –log on to the service, pick a theme and the software will offer several options, including different book templates, storylines, backgrounds, page sizes, and able to access artwork and / or upload their pictures and make it part of the storyline.  More advanced options that will allow the customer an ability to have more control over the various aspects of the process.

On September 23, 2010, our sole director and holder of the majority of our stock approved a one for ten reverse stock split of our issued and outstanding shares of common stock.  On November 1, 2010, the Nevada Secretary of State accepted for filing of a Certificate of Amendment, wherein we have effected an amendment to our Articles of Incorporation to change our name from Kid’s Book Writer Inc. to Eternity Healthcare Inc. and to increase the authorization number of shares of our common stock from 75,000,000 to 300,000,000 shares, par value of $0.001.  The name change and the increase of our authorized common stock were approved on September 23, 2010 by a holder of 92.6% of our common stock by way of a written consent resolution.

Effective November 15, 2010, our issued and outstanding shares decreased from 35,750,000 shares of common stock to 3,575,000 shares of common stock, all with a par value of $0.001.  The name change and forward stock split became effective with the Over-the-Counter Bulletin Board at the opening of trading on November 15, 2010 under our new symbol “ETAH”.  Our new CUSIP number is 29760J107.

We have not earned any revenues to date. We do not anticipate earning revenues until such time as we have completed our website and are able to accept business.

Our fiscal year ended is April 30.

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive business activities. For these reasons our auditors stated in their report on our audited financial statements that they have substantial doubt we will be able to continue as a going concern.

We did not earn any revenues from inception through October 31, 2010. We do not anticipate earning revenues until such time as our website is fully operational. We are presently in the development stage of our business and we can provide no assurance that we will generate any revenue or attain profitability.

We incurred operating expenses in the amount of $107,977 from inception on October 24, 2007 through October 31, 2010. These operating expenses were composed of professional fees, and other administrative expenses.

Results of Operations for the Three Months Ended October 31, 2010 and 2009

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the quarter ended October 31, 2010 which are included herein.

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue our business activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Our operating results for the three month periods ended October 31, 2010 and 2009 and the changes between those periods for the respective items are summarized as follows:

	Three Month Period Ended October 31, 2010	Three Month Period Ended October 31, 2009	Change Between Three Month Periods Ended October 31, 2010 and October 31, 2009
Revenue	$Nil	$Nil	$Nil
Operating Expenses	$788	$2,448	$1,660
Net loss	$788	$2,448	$1,660

Our expenses decreased during the three month period ended October 31, 2010 compared to the same period in 2009 primarily as a result of a decrease in professional fees.

Results of Operations for the Six months Ended October 31, 2010 and 2009

The following summary of our results of operations should be read in conjunction with our financial statements for the six month period ended October 31, 2010 and 2009.

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue our business activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Our operating results for the six month period ended October 31, 2010 and 2009 and the changes between those periods for the respective items are summarized as follows:

	Six month Period Ended October 31, 2010	Six month Period Ended October 31, 2009	Change Between Six month Period Ended October 31, 2010 and October 31, 2009
Revenue	$Nil	$Nil	$Nil
Operating Expenses	$35,332	$4,116	$31,216
Net loss	$35,332	$4,116	$31,216

Our expenses increased during the six month period ended October 31, 2010 over the same period in 2009, primarily as a result of shares issued for services.

Revenues

We have not earned any revenues to date, and do not anticipate earning revenues until such time as our website has become fully operational.

Expenses

Our expenses for the three and six months ended October 31, 2010 and 2009 and for the period from October 24, 2007 through October 31, 2010 are outlined in the table below:

	Three Month Period Ended October 31, 2010	Three Month Period Ended October 31, 2009	Six Month Period Ended October 31, 2010	Six Month Period Ended October 31, 2009	For the Period from October 24, 2007 through October 31, 2010
Advertising & Promotion	$Nil	$Nil	$Nil	$Nil	$7,950
Consulting Expenses	$Nil	$Nil	$Nil	$Nil	$19,296
Management Fees	$Nil	$Nil	$30,000	$Nil	$30,000
Professional Fees	$788	$1,600	$5,123	$2,445	$26,963
Stock Transfer Fees	$Nil	$400	$209	$1,200	$20,997
Other General and Administrative	$Nil	$448	$Nil	$471	$2,771
Total Expenses	$788	$2,448	$35,332	$4,116	$107,997

General and Administrative

The decrease in our expenses for the quarter ended October 31, 2010 compared to the period from October 24, 2007 through October 31, 2010, was primarily due to a decrease in professional fees.

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

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of October 31, 2010, our company has accumulated losses of $107,977 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above in their report on the financial statements for the quarter ended October 31, 2010, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Basis of presentation

The interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to development stage enterprises, and are expressed in U.S. dollars.  The Company’s fiscal year end is 30 April.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “small reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls

We carried out an evaluation, under the supervision and with the participation of our management, including our president and chief executive officer and our chief financial officer, of the effectiveness of our disclosure controls and procedures for the period covered in this report.  Based upon that evaluation, our president, chief executive officer and our chief financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our president and chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls

During the period covered by this report, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1(a)  Risk Factors

There have been no material changes from the risk factors previously disclosed in the company’s annual report on Form 10-K for the fiscal year ended April 30, 2010, filed with the SEC on July 29, 2010.

Item 2. Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Removed and Reserved

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

(3)	(i) Articles of Incorporation (ii) Bylaws
3.01	Certificate of Amendment (Incorporated by reference to our Current Report on Form 8-K filed on November 16, 2010).

(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certifications under Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications
32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002 of Veryl Norquay

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ETERNITY HEALTHCARE INC.

Date: November 26, 2010	/s/ Hassan Salari
Hassan Salari
Chairman, President, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)