Form 10-Q
period 2011-01-31
ETERNITY HEALTHCARE INC.
filed 2011-03-17
CIK 1437822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	January 31, 2011
or
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from		to

	Commission File Number	333-172061

ETERNITY HEALTHCARE INC.
(Exact name of registrant as specified in its charter)

Nevada	75-3268426
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

409 Granville Street, Suite 1023, Vancouver, BC, Canada	V6C 1T2
(Address of principal executive offices)	(Zip Code)
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
☐	YES	☒	NO

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
63,575,000 common shares issued and outstanding as of March 15, 2011

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited interim consolidated financial statements of Eternity Healthcare Inc. for the three and nine month periods ended January 31, 2011 are included with this Quarterly Report on Form 10-Q:

(a)	Interim Consolidated Balance Sheets as of January 31, 2011 and April 30, 2010;

(b)
Interim Consolidated Statements of Loss and Comprehensive Loss for the three months ended January 31, 2011 and January 31, 2010, for the nine months ended January 31, 2011 and January 31, 2010 and for the period from October 24, 2007 (Inception) through January 31, 2011.

(c)
Interim Consolidated Statements of Cash Flows for the three months ended January 31, 2011 and January 31, 2010, for the nine months ended January 31, 2011 and January 31, 2010 and for the period from October 24, 2007 (Inception) through January 31, 2011.

(d)	Interim Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) since inception through January 31, 2011.

(e)	Notes to Interim Consolidated Financial Statements.

Eternity Healthcare Inc.
(formerly Kid’s Book Writer Inc.)
(A Development Stage Company)

Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2011

Eternity Healthcare Inc.
(formerly Kid’s Book Writer Inc.)
(A Development Stage Company)
Interim Consolidated Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

	As at 31 January 2011	As at 30 April 2010 (Audited)
	$	$
Assets

Current
Cash and cash equivalents	18,730	-

License (Note 3)	201,425	-

Equipment (Note 4)	647	-

	220,802	-

Liabilities

Current
Accounts payable and accrued liabilities (Note 5)	9,381	3,100
Due to related parties (Note 6)	127,909	800

	137,290	3,900

Future income tax liability (Note 9)	68,485	-

	205,775	3,900

Stockholders’ equity (deficiency)
Capital stock (Note 7)
Authorized
300,000,000 common shares, par value $0.001
Issued and outstanding
31 January 2011 – 63,575,000 common shares, par value $0.001
30 April 2010 – 575,000 common shares, par value $0.001	63,575	575
Additional paid-in capital	95,170	68,170
Deficit, accumulated during the development stage	(143,718)	(72,645)

	15,027	(3,900)

	220,802	-

Nature and Continuance of Operations (Note 1), Commitment (Note 8) and Subsequent Event (Note 12)

The accompanying notes are an integral part of these interim consolidated financial statements.

Eternity Healthcare Inc.
(formerly Kid’s Book Writer Inc.)
(A Development Stage Company)
Interim Consolidated Statements of Loss and Comprehensive Loss
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 24 October 2007 to 31 January 2011	For the three month period ended 31 January 2011	For the three month period ended 31 January 2010	For the nine month period ended 31 January 2011	For the nine month period ended 31 January 2010
	$	$	$	$	$
Expenses
Advertising and promotion	7,950	-	-	-	-
Bank charges and interest	68	68	-	68	-
Consulting fees	20,433	1,137	-	1,137	-
Depreciation	61	61	-	61	-
Management fees	30,000	-	-	30,000	-
Office and miscellaneous	3,328	557	1,186	557	1,657
Professional fees	55,909	28,946	10,435	34,069	12,880
Stock transfer and filing fees	25,969	4,972	851	5,181	2,051

Net loss and comprehensive loss for the period	(143,718)	(35,741)	(12,472)	(71,073)	(16,588)

Net loss and comprehensive loss per share – Basic and diluted		(0.00)	(0.02)	(0.01)	(0.03)

Weighted average number of common shares outstanding		35,882,692	575,000	13,785,909	575,000

The accompanying notes are an integral part of these interim consolidated financial statements.

Eternity Healthcare Inc.
(formerly Kid’s Book Writer Inc.)
(A Development Stage Company)
Interim Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 24 October 2007 to 31 January 2011	For the three month period ended 31 January 2011	For the three month period ended 31 January 2010	For the nine month period ended 31 January 2011	For the nine month period ended 31 January 2010
	$	$	$	$	$
Cash flows used in operating activities
Net loss for the period	(143,718)	(35,741)	(12,472)	(71,073)	(16,588)
Adjustments to reconcile loss to net cash used by operating activities:
Depreciation	61	61	-	61	-
Common shares issued for services	30,000	-	-	30,000	-
Changes in operating assets and liabilities:
Increase decrease, in accounts payable and accrued liabilities	2,635	1,735	-	(465)	-
Increase in due to related parties	32,149	23,816	-	31,349	-

	(78,873)	(10,129)	(12,472)	(10,128)	(16,588)

Cash flows from investing activities
Acquisition of Eternity BC, net of cash received	14,368	14,368	-	14,368	-

Cash flows from financing activities
Common shares issued for cash	42,000	-	-	-	-
Increase in due to related parties	41,089	14,490	10,900	14,490	26,100
Other contributed capital	146	-	-	-	-

	83,235	14,490	10,900	14,490	26,100

Increase decrease, in cash and cash equivalents	18,730	18,729	(1,572)	18,730	9,512

Cash and cash equivalents, beginning of period	-	1	11,152	-	68

Cash and cash equivalents, end of period	18,730	18,730	9,580	18,730	9,580

Supplemental Disclosures with Respect to Cash Flows (Note 10)

The accompanying notes are an integral part of these interim consolidated financial statements.

Eternity Healthcare Inc.
(formerly Kid’s Book Writer Inc.)
(A Development Stage Company)
Interim Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
(Expressed in U.S. Dollars)
(Unaudited)

	Number of shares issued	Capital stock	Additional paid in capital	Deficit, accumulated during the development stage	Stockholders’ equity (deficiency)
		$	$	$	$
Balance at 24 October 2007 (inception)	-	-	-	-	-
Capital contributed by a director	-	-	146	-	146
Common shares issued – cash ($0.005 per share) (Note 7)	310,000	310	15,190	-	15,500
Common shares issued – cash ($0.01 per share) (Note 7)	140,000	140	13,860	-	14,000
Common shares issued – cash ($0.01 per share) (Note 7)	105,000	105	10,395	-	10,500
Common shares issued – cash ($0.01 per share) (Note 7)	20,000	20	1,980	-	2,000
Net loss for the period	-	-	-	(2,549)	(2,549)

Balance at 30 April 2008	575,000	575	41,571	(2,549)	39,597
Net loss for the year	-	-	-	(40,029)	(40,029)

Balance at 30 April 2009	575,000	575	41,571	(42,578)	(432)
Contributions to capital by related parties – loan forgiveness (Note 6)	-	-	26,599	-	26,599
Net loss for the year	-	-	-	(30,067)	(30,067)

Balance at 30 April 2010	575,000	575	68,170	(72,645)	(3,900)
Common shares issued – services ($0.01 per share) (Notes 7 and 10)	3,000,000	3,000	27,000	-	30,000
Common shares issued – acquisition of Eternity BC ($0.001 per share) (Notes 3, 7 and 10)	60,000,000	60,000	-	-	60,000
Net loss for the period	-	-	-	(71,073)	(71,073)

Balance at 31 January 2011	63,575,000	63,575	95,170	(143,718)	15,027

The accompanying notes are an integral part of these interim consolidated financial statements.

Eternity Healthcare Inc.
(formerly Kid’s Book Writer Inc.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2011

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

On 13 December 2010, the Company completed a reverse merger with Eternity Healthcare Inc. (“Eternity BC”), a company incorporated under the federal laws of Canada, whereby the Company issued 60,000,000 common shares to the shareholders of Eternity BC in exchange for all of the issued and outstanding common shares of Eternity BC.  Pursuant to the reverse merger, Eternity BC became the wholly-owned subsidiary of the Company (Note 3).  The accompanying interim consolidated financial statements include the accounts of the Company and Eternity BC, and reflect the financial position, the historical results of operations of the Company and the results of operations of Eternity BC since the reverse merger on 13 December 2010.

The Company is a development stage enterprise, as defined in Accounting Standards Codification (the “Codification” or “ASC”) 915-10, “Development Stage Entities”. The Company is focused on offering an extensive range of diagnostic kits, general lifestyle supplements and many other management products and resources.  No revenue has been derived during the organization period and the Company’s planned principle operations have not commenced.

On 11 March 2010, the Company entered into a distribution and sale agreement (the “Distribution Agreement”) with ValiMedix Limited (“ValiMedix”).  ValiMedix is incorporated under the laws of the United Kingdom as a private limited company. ValiMedix is a wholly-owned subsidiary of ValiRx PLC (“ValiRx”), a company incorporated under the laws of United Kingdom and listed on the AIM market of the London Stock Exchange PLC.  Under the terms of the Distribution Agreement, the Company has the exclusive and non-exclusive distribution rights to distribute, market, promote, detail, advertise and sell certain products (the “Licensed Products”) in Canada and the United States as defined in the agreement (Note 8).

Since signing the Distribution Agreement with ValiMedix, the Company has engaged in organizational and start up activities, including developing a new business plan, making arrangements for office space and raising additional capital.  The Company has generated no revenue from product sales and does not have any pharmaceutical products currently available for sale.

The Company’s interim consolidated financial statements as at 31 January 2011 and for the nine month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company has net loss of $71,073 for the nine month period ended 31 January 2011 (2010 – $16,588, cumulative – $143,718) and has a working capital deficit of $118,560 as at 31 January 2011 (30 April 2010 – $3,900).

Eternity Healthcare Inc.
(formerly Kid’s Book Writer Inc.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2011

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital.  Management believes that the Company’s capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ending 30 April 2011.  However, if the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.

These interim consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As at 31 January 2011, the Company has suffered losses from development stage activities to date.  Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these interim consolidated financial statements.

The Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principle – a replacement of FASB Statement No. 162”.  The Codification reorganized existing U.S. accounting and reporting standards issued by the FASB and other related private sector standard setters into a single source of authoritative accounting principles arranged by topic.  The Codification supersedes all existing U.S. accounting standards; all other accounting literature not included in the Codification (other than Securities and Exchange Commission guidance for publicly-traded companies) is considered non-authoritative.  The Codification was effective on a prospective basis for interim and annual reporting periods ending after 15 September 2009.  The adoption of the Codification changed the Company’s references to accounting principles generally accepted in the United States of America (“U.S. GAAP”) but did not impact the Company’s results of operations, financial position or liquidity.

Basis of presentation

These interim consolidated financial statements have been prepared in accordance with U.S. GAAP applicable to development stage enterprises, and are expressed in U.S. dollars.  The Company’s fiscal year end is 30 April.

Eternity Healthcare Inc.
(formerly Kid’s Book Writer Inc.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2011

Principles of consolidation

All inter-company transactions and balances have been eliminated in these interim consolidated financial statements.

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

Financial instruments

Fair Value

The carrying values of cash and cash equivalents, accounts payable and due to related parties approximate their fair values because of the short-term maturity of these financial instruments.

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

Currency Risk

The Company’s functional and reporting currency is the U.S. dollar. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these interim consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Derivative financial instruments

The Company has not, to the date of these interim consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Eternity Healthcare Inc.
(formerly Kid’s Book Writer Inc.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2011

Basic and diluted net income (loss) per share

The Company computes net income (loss) per share in accordance with ASC 260, “Earnings per Share”.  ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement.  Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.  Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excluded all dilutive potential shares if their effect is anti-dilutive.

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

Comprehensive income (loss)

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at 31 January 2011, the Company has no items that represent a comprehensive income (loss) and, therefore, has not included a schedule of comprehensive income (loss) in the interim consolidated financial statements.

Eternity Healthcare Inc.
(formerly Kid’s Book Writer Inc.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2011

Foreign currency translation

The Company’s functional and reporting currency is U.S. dollars.  The interim consolidated financial statements of the Company are translated to U.S. dollars in accordance with ASC 830, “Foreign Currency Matters”.  Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date.  Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.  The Company has not, to the date of these interim consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Equipment and depreciation

Equipment has been recorded at cost, net of accumulated depreciation (Note 4).  Improvements are capitalized and maintenance, repairs and minor replacements are expensed as incurred.  Depreciation is determined using a straight-line method over its estimated useful life of 39 months for its computer equipment.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenditures during the reporting period. Actual results could differ from these estimates.

Change in accounting policies

Effective 1 July 2010, the Company adopted Accounting Standards Update (“ASU”) No. 2010-11, “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives”.  ASU No. 2010-11 clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Specifically, only one form of embedded credit derivative qualifies for the exemption – one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The amendments in ASU No. 2010-11 are effective for each reporting entity at the beginning of its first fiscal quarter beginning after 15 June 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after 5 March 2010. The adoption of ASU No. 2010-11 did not have a material impact on the Company’s interim consolidated financial statements.

Eternity Healthcare Inc.
(formerly Kid’s Book Writer Inc.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2011

Recent accounting pronouncements

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements”. This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3. The new disclosure requirements are effective for interim and annual periods beginning after 15 December 2009, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements. Those disclosures are effective for fiscal years beginning after 15 December 2010. As ASU 2010-06 only requires enhanced disclosures, the Company does not expect that the adoption of this update will have a material effect on its consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements”, which eliminates the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events.  ASU No. 2010-09 is effective for fiscal quarters beginning after 15 December 2010.  The adoption of ASU No. 2010-09 will not have a material impact on the Company’s consolidated financial statements.

3.	Business Acquisition

In accordance with ASC 805, “Business Combinations”, acquisitions are accounted for under the purchase method of accounting. Under the purchase method of accounting, assets acquired and liabilities assumed are recorded at their estimated fair values.  Goodwill is recorded to the extent the purchase price consideration, including certain acquisition and closing costs, exceeds the fair value of the net identifiable assets acquired at the date of the acquisition.

On 13 December 2010, the Company acquired Eternity BC. The Company issued 60,000,000 common shares issued, valued at $0.001 per share, for aggregate consideration of $60,000 to acquire 100% of the issued and outstanding common shares of Eternity BC (Notes 7 and 10).  Eternity BC was acquired pursuant to a Stock Exchange Agreement with Eternity BC and its former shareholders dated 13 December 2010. The acquisition of Eternity BC expands the Company’s business of offering an extensive range of diagnostic kits, general lifestyle supplements and many other management products and resources.

A valuation of certain assets was completed and the Company internally determined the fair value of other assets and liabilities.  In determining the fair value of acquired assets, standard valuation techniques were used including the market and income approach.

Eternity Healthcare Inc.
(formerly Kid’s Book Writer Inc.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2011

The purchase price allocation has been determined as follows:

		$
Assets acquired:
	Cash and cash equivalents	14,368
	License	201,425
	Equipment	708

	Total assets acquired	216,501
Liabilities assumed:
	Accounts payable	6,746
	Due to related parties	81,270
	Future income tax effect	68,485

	Total liabilities assumed	156,501

Net assets acquired		60,000

Purchase price		60,000

4.	Equipment

			Net book value
	Cost	Accumulated depreciation	31 January 2011	30 April 2010 (Audited)
	$	$	$	$

Computer equipment	708	61	647	-

During the nine month period ended 31 January 2011, total additions to equipment were $708 (2010 – $Nil, cumulative – $708) related to the acquisition of Eternity BC (Note 3).

5.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

6.	Due to Related Parties and Related Party Transactions

i.
As at 31 January 2011, $8,780 is payable to the President of the Company related to cash advances provided to the Company (30 April 2010 – $Nil). This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

ii.
As at 31 January 2011, $119,129 is payable to the Chief Executive Officer of the Company related to operating expenses paid on behalf of the Company and cash advances provided to the Company in the amount of $35,029 and $84,100, respectively (30 April 2010 – $Nil and $800, respectively). This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

iii.
During the year ended 30 April 2010, a former officer and director of the Company forgave loans to the Company totaling $24,499. This loan forgiveness has been recorded as contributions to capital (Note 10).

Eternity Healthcare Inc.
(formerly Kid’s Book Writer Inc.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2011

iv.	During the year ended 30 April 2010, a shareholder of the Company forgave loans to the Company totaling $2,100. This loan forgiveness has been recorded as contributions to capital (Note 10).

7.	Capital Stock

Authorized

The total authorized capital is 300,000,000 common shares with a par value of $0.001 per common share.

Issued and outstanding

The total issued and outstanding capital stock is 63,575,000 common shares with a par value of $0.001 per common share.

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

Effective on 1 November 2010, the Board of Directors approved a 1:10 reverse stock split and decreased the issued and outstanding share capital from 35,750,000 to 3,575,000 with the same par value of $0.001. Unless otherwise noted, all references herein to the number of common shares, price per common share or weighted average number of common shares outstanding have been adjusted to reflect this reverse stock split on a retroactive basis.

During the nine month period ended 31 January 2011, the Company issued a total of 3,000,000 common shares of the Company with a value of $30,000 for management services (Note 10).

During the nine month period ended 31 January 2011, the Company issued 60,000,000 common shares of the Company with a value of $60,000 related to the acquisition of Eternity BC (Notes 3 and 10).

Eternity Healthcare Inc.
(formerly Kid’s Book Writer Inc.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2011

8.	Commitment

On 11 March 2010, the Company entered into a Distribution Agreement with ValiMedix (Note 1).

The basic terms of the Distribution Agreement are as follows:

i.
ValiMedix has granted exclusive distribution rights to the Company to distribute, market, promote, advertise and sell the Licensed Products, as defined in the Distribution Agreement, which consists of In Vitro diagnostic products, exclusively in Canada and non-exclusively in the United States;

ii.	The Company paid ValiMedix $10,000 upon the signing of the Distribution Agreement;

iii.	The Company is required to pay ValiMedix a 3% royalty on net sales of the Licensed Products as set out in the Distribution Agreement;

iv.	ValiMedix will supply all Licensed Products to the Company under the Distribution Agreement;

v.	ValiMedix is responsible for all liabilities in respect to the Licensed Products for any and all matters arising out of the manufacturing of the Licensed Products; and

vi.
The Distribution Agreement shall remain in effect for a period of 20 years from the commencement date and may be renewed for an additional 10 year term provided that the Company meets its minimum purchase quota. The Company may further renew the Distribution Agreement for successive one year terms, unless at least 30 days prior to the renewal date, as defined in the Distribution Agreement, the Company notifies ValiMedix that it elects not to permit the extension of the term.

9.	Income Taxes

The Company has losses carried forward for income tax purposes to 31 January 2011.  There are no current or deferred tax expenses for the period ended 31 January 2011 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses.  The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate.  Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period.  Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

Eternity Healthcare Inc.
(formerly Kid’s Book Writer Inc.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2011

                      The provision for refundable federal income tax consists of the following:

	For the nine month period ended 31 January 2011	For the nine month period ended 31 January 2010
	$	$
Deferred tax asset attributable to:
Current operations	(24,165)	(5,640)
Non-deductible items	10,200	-
Foreign exchange and other	1,801	-
Less: Change in valuation allowance	12,164	5,640

Net refundable amount	-	-

                      The composition of the Company’s deferred tax asset as at 31 January 2011 and 30 April 2010 is as follows:

	As at 31 January 2011	As at 30 April 2010 (Audited)
	$	$
Net income tax operating loss carryforward	87,058	46,046
Statutory federal income tax rate	34%	34%
Effective income tax rate	0%	0%

Deferred tax asset (liability)	(40,665)	15,656
Less: Valuation allowance	(27,820)	(15,656)

Net deferred tax asset (liability)	(68,485)	-

                      The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 31 January 2011, the Company has an unused net operating loss carry-forward balance of approximately $87,058 that is available to offset future taxable income. This unused net operating loss carry-forward balance expires between the years 2028 to 2031.

Eternity Healthcare Inc.
(formerly Kid’s Book Writer Inc.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2011

10.	Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 24 October 2007 to 31 January 2011	For the three month period ended 31 January 2011	For the three month period ended 31 January 2010	For the nine month period ended 31 January 2011	For the nine month period ended 31 January 2010
	$	$	$	$	$
Cash paid during the period for interest	-	-	-	-	-
Cash paid during the period for income taxes	-	-	-	-	-

During the nine month period ended 31 January 2011, the Company issued a total of 3,000,000 common shares of the Company with a value of $30,000 for management services (Note 7).

During the nine month period ended 31 January 2011, the Company issued 60,000,000 common shares of the Company with a value of $60,000 related to the acquisition of Eternity BC (Notes 3 and 7).

During the year ended 30 April 2010, a former officer and director of the Company forgave loans to the Company totaling $24,499. This loan forgiveness has been recorded as contributions to capital (Note 6).

During the year ended 30 April 2010, a shareholder of the Company forgave loans to the Company totaling $2,100. This loan forgiveness has been recorded as contributions to capital (Note 6).

11.	Segmented Information

The breakdown by geographic area for the nine month period ended 31 January 2011 is as follows:

	United States	Canada	Total
	$	$	$
Current assets	1	18,729	18,730
Equipment	-	647	647
License	-	201,425	201,425
	1	220,801	220,802

Eternity Healthcare Inc.
(formerly Kid’s Book Writer Inc.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2011

The breakdown by geographic area for the nine month period ended 31 January 2010 is as follows:

	United States	Canada	Total
	$	$	$
Current assets	9,580	-	9,580
Equipment	-	-	-
License	-	-	-

	9,580	-	9,580

12.	Subsequent Event

The following event occurred during the period from the period ended 31 January 2011 to the date the interim consolidated financial statements were available to be issued on 15 March 2011:

On 4 February 2011, the Company filed a prospectus to register 18,848,995 shares of the common stock of the Company to 26 selling security holders.  The shares will sell at an initial price of $0.001 per share until the Company develops a market for its common stock, and thereafter at prevailing market prices or privately negotiated prices.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q and other reports filed by our company from time to time with the United States Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements (collectively the “Filings”) and information that are based upon beliefs of, and information currently available to, our company’s management as well as estimates and assumptions made our company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to our company or our company’s management identify forward-looking statements. Such statements reflect the current view of our company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of our company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2010, filed with the SEC, relating to our company’s industry, our company’s operations and plan of operations, and any businesses that our company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, our company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, our company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Our interim consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the interim consolidated financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our interim consolidated financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.  The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars unless otherwise state. All references to “common stock” refer to the common shares in our capital stock.

As used in this quarterly report, the terms, “we”, “us”, “our” and “our company” refer to Eternity Healthcare Inc. and our wholly owned subsidiary Eternity Healthcare Inc. a British Columbia corporation, unless the context clearly requires or states otherwise.

General Overview

We are a medical device company that, subject to government approval, plans to develops and distribute in-home medical diagnostic kits throughout Canada. Our products differ from other current offerings by allowing ordinary people to perform diagnostic testing on themselves with a high degree of accuracy and without the need for the use of professionals such as nurses and technicians.

On March 11, 2010 we entered into a license agreement with Valimedix Limited, a United Kingdom corporation, pursuant to which we were granted the right to market and distribute 15 unique self diagnostic products developed by Valimedix on an exclusive basis in Canada, and a on a non-exclusive basis in the United States.  We also have the right to market the products with Valimedix SELFCheck trademark.  As consideration, we paid Valimedix a onetime fee of $10,000 and agreed to a 3% royalty on net revenues from the sales of Valimedix products.  The term of the agreement is for 20 years and may be renewed for an additional 10 years if we meet specified sales targets.

We are not a blank check company.  Rule 419 of Regulation C under the Securities Act of 1933 defines a “blank check company” as a (i) development stage company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person, and (ii) is issuing a penny stock.  Accordingly, we do not believe that our company may be classified as a “blank check company” because we intend to engage in a specific business plan and do not intend to engage in any merger or acquisition with an unidentified company or other entity.

Results of Operations for the Three Months Ended January 31, 2011 and 2010

The following summary of our results of operations should be read in conjunction with our unaudited interim consolidated financial statements for the quarter ended January 31, 2011 which are included herein.

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue our business activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Our operating results for the three month periods ended January 31, 2011 and 2010 and the changes between those periods for the respective items are summarized as follows:

	Three Month Period Ended January 31, 2011		Three Month Period Ended January 31, 2010		Change Between Three Month Periods Ended January 31, 2011 and January 31, 2010
Revenue	$	Nil	$	Nil	$	Nil
Operating expenses		$35,741		$12,472		$23,269
Net loss		$(35,741)		$(12,472)		$(23,269)

Our expenses increased during the three month period ended January 31, 2011 compared to the same period in 2010 primarily as a result of an increase in consulting, stock transfer and filing fees and professional fees.

Results of Operations for the Nine Months Ended January 31, 2011 and 2010

Our operating results for the nine month period ended January 31, 2011 and 2010 and the changes between those periods for the respective items are summarized as follows:

	Nine Month Period Ended January 31, 2011		Nine Month Period Ended January 31, 2010		Change Between Nine Month Periods Ended January 31, 2011 and January 31, 2010
Revenue	$	Nil	$	Nil	$	Nil
Operating expenses		$71,073		$16,588		$54,485
Net loss		$(71,073)		$(16,588)		$(54,485)

Our expenses increased during the nine month period ended January 31, 2011 over the same period in 2010, primarily as a result of an increase in consulting and professional fees and management fees.

Revenues

We have not earned any revenues to date, and have incurred $143,718 in from October 24, 2007 (date of inception) expenses through January 31, 2011.

Expenses

Our expenses for the three and nine months ended January 31, 2011 and 2010 and for the period from October 24, 2007 (inception) through January 31, 2011 are outlined in the table below:

	Three Month Period Ended January 31, 2011		Three Month Period Ended January 31, 2010		Nine Month Period Ended January 31, 2011		Nine Month Period Ended January 31, 2010		For the Period from October 24, 2007 (Inception) through January 31, 2011
Bank charges and interest		$125	$	Nil		$343	$	Nil	$495
Consulting expenses		$2,917	$	Nil		$5,303	$	Nil	$5,303
Depreciation		$61	$	Nil		$81	$	Nil	$81
Legal and accounting		$20,625		$10,435		$24,552		$12,880	$44,165
License fee	$	Nil	$	Nil	$	Nil	$	Nil	$10,000
Office and miscellaneous		$760	$	Nil		$1,607	$	Nil	$1,607
Research and development	$	Nil	$	Nil		$28,999	$	Nil	$28,999
Total Expenses		$24,488		$10,435		$60,885		$12,880	$90,650

General and Administrative

The increase in our expenses for the quarter ended January 31, 2011 compared to the quarter ended January 31, 2010, was primarily due to an increase in consulting, professional fees and stock transfer and filing fees.

Professional Fees

Professional fees include our accounting and auditing expenses incurred in connection with the preparation and audit of our financial statements and professional fees that we pay to our legal counsel. Our accounting and auditing expenses were incurred in connection with the preparation of our audited financial statements and unaudited interim consolidated financial statements and our preparation and filing of a registration statement with the SEC. Our legal expenses represent amounts paid to legal counsel in connection with our corporate organization.

 Plan of Operation

You should read the following discussion of our financial condition and results of operations together with our unaudited financial statements and the notes thereto included elsewhere in this filing.  Our unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements.

Anticipated Cash Requirements

We estimate that our expenses over the next 12 months will be approximately $500,000 as described in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

Description	Estimated Completion Date	Estimated Expenses ($)
Legal and accounting fees	12 months	100,000
Marketing and advertising	12 months	50,000
Management and operating costs	12 months	100,000
Salaries and consulting fees	12 months	200,000
Fixed asset purchases	12 months	30,000
General and administrative expenses	12 months	20,000
Total		500,000

We intend to meet our cash requirements for the next 12 months through a combination of debt financing and equity financing by way of private placements. We currently do not have any arrangements in place to complete any private placement financings and there is no assurance that we will be successful in completing any such financings on terms that will be acceptable to us.

Going Concern

The interim consolidated financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of January 31, 2011, our company has accumulated losses of $143,718 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. These interim consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

Our interim consolidated financial statements contain additional note disclosures describing the circumstances related to the uncertainty of our ability to continue as a going concern.

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

Application of Critical Accounting Estimates

The interim consolidated financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.

Basis of presentation

These interim consolidated financial statements have been prepared in accordance with U.S. GAAP applicable to development stage enterprises, and are expressed in U.S. dollars.  The Company’s fiscal year end is 30 April.

Principles of consolidation

All inter-company transactions and balances have been eliminated in these interim consolidated financial statements.

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

Financial instruments

Fair Value

The carrying values of cash and cash equivalents, accounts payable and due to related parties approximate their fair values because of the short-term maturity of these financial instruments.

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

Currency Risk

The Company’s functional and reporting currency is the U.S. dollar. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these interim consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Derivative financial instruments

The Company has not, to the date of these interim consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Basic and diluted net income (loss) per share

The Company computes net income (loss) per share in accordance with ASC 260, “Earnings per Share”.  ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement.  Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.  Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excluded all dilutive potential shares if their effect is anti-dilutive.

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

Comprehensive income (loss)

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at 31 January 2011, the Company has no items that represent a comprehensive income (loss) and, therefore, has not included a schedule of comprehensive income (loss) in the interim consolidated financial statements.

Foreign currency translation

The Company’s functional and reporting currency is U.S. dollars.  The interim consolidated financial statements of the Company are translated to U.S. dollars in accordance with ASC 830, “Foreign Currency Matters”.  Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date.  Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.  The Company has not, to the date of these interim consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Equipment and depreciation

Equipment has been recorded at cost, net of accumulated depreciation.  Improvements are capitalized and maintenance, repairs and minor replacements are expensed as incurred.  Depreciation is determined using a straight-line method over its estimated useful life of 39 months for its computer equipment.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenditures during the reporting period. Actual results could differ from these estimates.

Change in accounting policies

Effective 1 July 2010, the Company adopted Accounting Standards Update (“ASU”) No. 2010-11, “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives”.  ASU No. 2010-11 clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Specifically, only one form of embedded credit derivative qualifies for the exemption – one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The amendments in ASU No. 2010-11 are effective for each reporting entity at the beginning of its first fiscal quarter beginning after 15 June 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after 5 March 2010. The adoption of ASU No. 2010-11 did not have a material impact on the Company’s interim consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “small reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls

We carried out an evaluation, under the supervision and with the participation of our management, including our president and chief executive officer (our principal executive officer) and chief financial officer (our principal financial officer and principal accounting officer), of the effectiveness of our disclosure controls and procedures for the period covered in this report.  Based upon that evaluation, our president and chief executive officer (our principal executive officer) and chief financial officer (our principal financial officer and principal accounting officer) concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our president and chief executive officer (our principal executive officer) and chief financial officer (our principal financial officer and principal accounting officer), as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the period covered by this report, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.1	Share Exchange Agreement with Eternity Healthcare Inc. dated December 13, 2010 (Incorporated by reference to our Current Report on Form 8-K filed on December 17, 2010).
(3)	(i) Articles of Incorporation (ii) Bylaws
3.01	Articles of Incorporation of Eternity Healthcare Inc. (formerly Kid’s Book Writer Inc.) (Incorporated by reference to our Registration Statement on Form S-1 filed on June 25, 2008).
3.02	Bylaws of Eternity Healthcare Inc. (formerly Kid’s Book Writer Inc.) (Incorporated by reference to our Registration Statement on Form S-1 filed on June 25, 2008).
3.03	Certificate of Amendment (Incorporated by reference to our Current Report on Form 8-K filed on November 16, 2010).
10	Material Contracts
10.1	Licensing Agreement with Valimedix Limited, dated March 11, 2010 (Incorporated by reference to our Current Report on Form 8-K filed on December 17, 2010).
21	Subsidiaries
21.1	Eternity Healthcare Inc., a British Columbia corporation – wholly owned.
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certification
32.1*	Section 906 Certification under Sarbanes Oxley Act of 2002.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ETERNITY HEALTHCARE INC.

Date: March 17, 2011	/s/ Francine Salari
Francine Salari
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)