Form 10-Q/A
period 2011-01-31
ETERNITY HEALTHCARE INC.
filed 2011-04-05
CIK 1437822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
Amendment No. 1

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

63,575,000 common shares issued and outstanding as of March 15, 2011

Explanatory Note:  Our company is filing this Form 10-Q/A for the period ended January 31, 2011 to amend financial statements and notes to the financial statements as well as related financial information presented this Form 10-Q.  This amended report does not reflect events occurring after the filing of the Form 10-Q on March 17, 2011. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this amended report, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Form 10-Q have been re-executed and re-filed as of the date of this amended report and are included as exhibits hereto.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited interim consolidated financial statements of Eternity Healthcare Inc. for the three and nine month periods ended January 31, 2011 are included with this Quarterly Report on Form 10-Q:

(a)	Interim Consolidated Balance Sheets as of January 31, 2011 and April 30, 2010;

(b)
Interim Consolidated Statements of Loss and Comprehensive Loss for the three months ended January 31, 2011 and January 31, 2010, for the nine months ended January 31, 2011 and January 31, 2010 and for the period from December 10, 2009 (Inception) through January 31, 2011.

(c)
Interim Consolidated Statements of Cash Flows for the three months ended January 31, 2011 and January 31, 2010, for the nine months ended January 31, 2011 and January 31, 2010 and for the period from December 10, 2009 (Inception) through January 31, 2011.

(d)	Interim Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) since inception through January 31, 2011.

(e)	Notes to Interim Consolidated Financial Statements.

Eternity Healthcare Inc.
(formerly Kid’s Book Writer Inc.)
(A Development Stage Company)

Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2011

Eternity Healthcare Inc.
(formerly Kid’s Book Writer Inc.)
(A Development Stage Company)
Interim Consolidated Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

	As at 31 January 2011 (Restated)	As at 30 April 2010 (Audited)
		$

Assets

Current
Cash and cash equivalents	18,729		5,341

Equipment (Note 4)	647		-

	19,376		5,341

Liabilities

Current
Accounts payable and accrued liabilities (Note 5)	9,381		4,943
Due to related parties (Note 6)	127,909		30,697

	137,290		35,640

Stockholders’ deficiency
Capital stock (Note 7)
Authorized
300,000,000 common shares, par value $0.001
Issued and outstanding
31 January 2011 – 63,575,000 common shares
30 April 2010 – 575,000 common shares	60,380		380
Accumulated other comprehensive loss	(2,408)		(914)
Deficit, accumulated during the development stage	(175,886)		(29,765)

	(117,914)		(30,299)

	19,376		5,341

Nature and Continuance of Operations (Note 1), Commitment (Note 8) and Subsequent Events (Note 11)

The accompanying notes are an integral part of these interim consolidated financial statements.

Eternity Healthcare Inc.
(formerly Kid’s Book Writer Inc.)
(A Development Stage Company)
Interim Consolidated Statements of Loss and Comprehensive Loss
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 10 December 2009 to 31 January 2011		For the three month period ended 31 January 2011 (Restated)		For the nine month period ended 31 January 2011 (Restated)		For the period from the date of inception on 10 December 2009 to 31 January 2010
	$		$		$		$

Expenses
Bank charges and interest		495		125		343		6
Consulting fees		5,302		2,916		5,302		-
Depreciation		80		60		80		-
Legal and accounting		46,524		22,984		26,911		-
License fee		10,000		-		-		-
Office and miscellaneous		1,607		760		1,607		-
Research and development		28,999		-		28,999		-

Net loss before other items		(93,007)		(26,845)		(63,242)		(6)

Other items
Excess of consideration over net assets purchased from Eternity BC (Note 1)		(82,879)		-		-		-

Net loss for the period		(175,886)		(26,845)		(63,242)		(6)

Net loss per share – Basic and diluted				(0.000)		(0.001)		(0.000)

Weighted average number of common shares outstanding				61,904,076		60,634,692		60,000,000

Comprehensive loss
Net loss for the period		(175,886)		(26,845)		(63,242)		(6)
Foreign currency translation adjustment		(2,408)		(573)		(1,494)		-

Comprehensive loss for the period		(178,294)		(27,418)		(64,736)		(6)

Comprehensive loss per share – Basic and diluted				(0.000)		(0.001)		(0.000)

The accompanying notes are an integral part of these interim consolidated financial statements.

Eternity Healthcare Inc.
(formerly Kid’s Book Writer Inc.)
(A Development Stage Company)
Interim Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 10 December 2009 to 31 January 2011		For the three month period ended 31 January 2011 (Restated)		For the nine month period ended 31 January 2011 (Restated)		For the period from the date of inception on 10 December 2009 to 31 January 2010
	$		$		$		$

Cash flows used in operating activities
Net loss for the period		(175,886)		(26,845)		(63,242)		(6)
Adjustments to reconcile loss to net cash used by operating activities:
Depreciation		80		60		80		-
Excess of consideration over net assetspurchased from Eternity BC (Note 1)		82,879		-		-		-
Changes in operating assets and liabilities:
Decrease in amounts receivable		-		848		-		-
Increase in accounts payable and accruedliabilities		8,481		961		3,538		-
Increase (decrease) in due to related parties		28,941		12,211		4,966		-

		(55,505)		(12,765)		(54,658)		(386)

Cash flows used in investing activities
Purchase of equipment (Note 4)		(727)		-		(727)		-

Cash flows from financing activities
Common shares issued for cash		380		-		-		380
Bank indebtedness		-		-		-		6
Increase in due to related parties		76,989		26,653		70,267		-

		77,369		26,653		70,267		386

Effect of exchange rate changes on cash and cash equivalents		(2,408)		(573)		(1,494)		-

Increase in cash and cash equivalents		18,729		13,315		13,388		-

Cash and cash equivalents, beginning of period		-		5,414		5,341		-

Cash and cash equivalents, end of period		18,729		18,729		18,729		-

Supplemental Disclosures with Respect to Cash Flows (Note 10)

The accompanying notes are an integral part of these interim consolidated financial statements.

Eternity Healthcare Inc.
(A Development Stage Company)
Interim Statements of Changes in Stockholders’ Equity
(Expressed in U.S. Dollars)
(Unaudited)

	Number of shares issued	Capital Stock		Accumulated other comprehensive loss		Deficit accumulated during the development stage		Stockholders’ deficiency
		$		$		$		$
Balance at 10 December 2009 (inception)
Retroactive adjustment - reverse acquisition (Note 1)	575,000		380		-		-		380
Foreign currency translationadjustment	-		-		(914)		-		(914)
Net loss for the period	-		-		-		(29,765)		(29,765)

Balance at 30 April 2010	575,000		380		(914)		(29,765)		(30,299)
Recapitalization - reverse acquisition (Note 1)	3,000,000		-		-		-		-
Common shares issued - reverse acquisition(Notes 1 and 7)	60,000,000		60,000		-		(82,879)		(22,879)
Foreign currency translationadjustment	-		-		(1,494)		-		(1,494)
Net loss for the period	-		-		-		(63,242)		(63,242)

Balance at 31 January 2011	63,575,000		60,380		(2,408)		(175,886)		(117,914)

The accompanying notes are an integral part of these interim consolidated financial statements.

1.            Nature and Continuance of Operations

Eternity Healthcare Inc. (the “Company”) was incorporated under the laws of the State of Nevada on 24 October 2007 under the name Kid’s Book Writer, Inc.  On 23 September 2010, the Company changed its name to Eternity Healthcare Inc., and effected a reverse split of the issued and outstanding common stock at a factor of 10 old shares for 1 new share.  The Company is focused on offering an extensive range of diagnostic kits, general lifestyle supplements and many other management products and resources.

On 13 December 2010, pursuant to the terms of a share exchange agreement, the Company acquired 100% of the issued and outstanding common stock of Eternity Healthcare Inc., a company incorporated under the laws of the Province of British Columbia on 10 December 2009 (“Eternity BC”), for 60,000,000 shares of its own common stock, which were distributed to the shareholders of Eternity BC (the “Share Exchange Agreement”) (Note 7).

The Share Exchange Agreement, which represented a majority of the then issued and outstanding shares of the Company, constituted a change in control of the Company.  The acquisition of Eternity BC was accounted for as a reverse acquisition in accordance with Accounting Standards Codification (“ASC”) 805-40, “Business Combinations”. The Company determined for accounting and reporting purposes that Eternity BC is the acquirer because of the significant holdings and influence of the control group of the Company before and after the acquisition.  As a result of the transaction, Eternity BC shareholders own approximately 94.4% of issued and outstanding common stock of the Company on a diluted basis (Note 3).

Accordingly, the assets and liabilities of Eternity BC are reported at historical costs and the historical results of operations of Eternity BC are reflected in this and future filings as a change in reporting entity. The assets and liabilities of the Company are reported at their carrying values, which approximate fair value, on the date of the acquisition, and results of operations are reported from the date of acquisition of 13 December 2010.

The transaction was accounted for as a recapitalization of Eternity BC and the issuance of stock by Eternity BC for the assets and liabilities of the Company. The value of the net assets of the Company acquired by Eternity BC was the same as their historical book value, being a deficiency of $22,879.

The Company is a development stage enterprise, as defined in ASC 915-10, “Development Stage Entities”. The Company is devoting all of its present efforts in securing and establishing a new business, and its planned principle operations have not commenced, and, accordingly, no revenue has been derived during the organization period.

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

The Company’s interim consolidated financial statements as at 31 January 2011 and for the nine month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company has net loss of $63,242 for the nine month period ended 31 January 2011 (cumulative – $175,886) and has a working capital deficit of $118,561 as at 31 January 2011 (30 April 2010 – $30,299).

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

Basis of presentation

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are expressed in U.S. dollars.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Eternity BC.  All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

Foreign currency translation

The Company’s functional currency is the Canadian dollar and reporting currency is the U.S. dollar.  All transactions initiated in other currencies are translated into the reporting currency in accordance with ASC 830, “Foreign Currency Matters” as follows:

i)	Assets and liabilities at the rate of exchange in effect at the balance sheet date, and
ii)	Revenue and expense items at rate of exchange at the dates on which those elements are recognized.

Gains and losses on translation are included in other comprehensive income (loss) in stockholders’ deficiency for the period.

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

Comprehensive loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at 30 April 2010, the Company has items that represent a comprehensive income (loss) and, therefore, has included a schedule of comprehensive income (loss) in the financial statements.

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

Comparative information

Certain comparative figures have been reclassified in accordance with the current period’s presentation.

Recent accounting pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements”. This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3. The new disclosure requirements are effective for interim and annual periods beginning after 15 December 2009, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements. Those disclosures are effective for fiscal years beginning after 15 December 2010. As ASU 2010-06 only requires enhanced disclosures, the Company does not expect that the adoption of this update will have a material effect on its financial statements.

In February 2010, the FASB issued ASU No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements”, which eliminates the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events.  ASU No. 2010-09 is effective for fiscal quarters beginning after 15 December 2010.  The adoption of ASU No. 2010-09 will not have a material impact on the Company’s financial statements.

3.            Restatement of the Financial Statements

The interim consolidated financial statements of the Company as at 31 January 2011 and for the three and nine month period ended 31 January 2011 have been restated to account for the Share Exchange Transaction as a reverse acquisition in accordance with the guidance provided in ASC 805-40, “Business Combinations” (Notes 1 and 7).

The effect of the restatement on the interim consolidated balance sheet as at 31 January 2011 is as follows:

	Formerly Reported		Increase (Decrease)		As Restated
	$		$		$

Assets
Cash and cash equivalents		18,730		(1)		18,729
Equipment		647		-		647
License		201,425		(201,425)		-

Total assets		220,802		(201,426)		19,376

Liabilities
Accounts payable and accrued liabilities		9,381		-		9,381
Due to related parties		127,909		-		127,909
Future income tax liability		68,485		(68,485)		-

		205,775		(68,485)		137,290

Shareholders’ deficiency
Capital stock		63,575		(3,195)		60,380
Additional paid-in capital		95,170		(95,170)		-
Accumulated other comprehensive loss		-		(2,408)		(2,408)
Deficit		(143,718)		(32,168)		(175,886)

		15,027		(132,941)		(117,914)

Total liabilities and shareholders’ deficiency		220,802		(201,426)		19,376

The effect of the restatement on the interim consolidated statement of loss and comprehensive loss for the three month period ended 31 January 2011 is as follows:

	Formerly Reported		Increase (Decrease)		As Restated
	$		$		$

Expenses
Bank charges and interest		68		57		125
Consulting fees		1,137		1,779		2,916
Depreciation		61		(1)		60
Legal and accounting		33,918		(10,934)		22,984
Office and miscellaneous		557		203		760

Net loss		35,741		(8,896)		26,845

Basic and diluted loss per share		(0.00)		(0.00)		(0.00)

Weighted average number of shares outstanding		35,882,692		26,021,384		61,904,076

The effect of the restatement on the interim consolidated statement of loss and comprehensive loss for the nine month period ended 31 January 2011 is as follows:

	Formerly Reported		Increase (Decrease)		As Restated
	$		$		$

Expenses
Bank charges and interest		68		275		343
Consulting fees		1,137		4,165		5,302
Depreciation		61		19		80
Legal and accounting		39,250		(12,339)		26,911
Management fees		30,000		(30,000)		-
Office and miscellaneous		557		1,050		1,607
Research and development		-		28,999		28,999

Net loss		71,073		(7,831)		63,242

Basic and diluted loss per share		(0.01)		0.00		(0.00)

Weighted average number of shares outstanding		13,785,909		46,848,783		60,634,692

The effect of the restatement on the interim consolidated statements of cash flows for the three and nine month period ended 31 January 2011 is as follows:

	Formerly Reported		Increase (Decrease)		As Restated
	$		$		$

For the three month period ended 31 January 2011
Cash flows used in operating activities		(10,129)		(2,636)		(12,765)
Cash flows used in investing activities		14,368		(14,368)		-
Cash flows from financing activities		14,490		12,163		26,653
Effect of exchange rate changes on cash and cash equivalents		-		(573)		(573)

Increase in cash and cash equivalents		18,729		(5,414)		13,315

For the nine month period ended 31 January 2011
Cash flows used in operating activities		(10,128)		(44,530)		(54,658)
Cash flows used in investing activities		14,368		(15,095)		(727)
Cash flows from financing activities		14,490		55,777		70,267
Effect of exchange rate changes on cash and cash equivalents		-		(1,494)		(1,494)

Increase in cash and cash equivalents		18,730		(5,342)		13,388

4.            Equipment

					Net book value
	Cost		Accumulated depreciation		31 January 2011		30 April 2010 (Audited)
	$		$		$		$

Computer equipment		727		80		647		-

During the nine month period ended 31 January 2011, total additions to equipment were $727 (30 April 2010 – $Nil).

5.            Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

6.            Due to Related Parties and Related Party Transactions

i.
As at 31 January 2011, $8,781 is payable to the President of the Company related to cash advances provided to the Company (30 April 2010 – receivable of $198). This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

ii.
As at 31 January 2011, $Nil is receivable from a company controlled by the Chief Executive Officer of the Company related to operating expenses paid by the Company on its behalf (30 April 2010 – $816). This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

iii.
As at 31 January 2011, $119,128 is payable to the Chief Executive Officer of the Company related to operating expenses paid on behalf of the Company and cash advances provided to the Company in the amount of $35,028 and $84,100, respectively (30 April 2010 – $24,989 and $6,722, respectively). This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

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

On 13 December 2010, the Company issued 60,000,000 common shares of the Company with a value of $60,000 related to the Share Exchange Transaction (Notes 1 and 3).

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

9.             Income Taxes

The Company has losses carried forward for income tax purposes to 31 January 2011. There are no current or deferred tax expenses for the nine month period ended 31 January 2011 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the nine month period ended 31 January 2011 (Restated)
	$
Deferred tax asset attributable to:
Current operations		17,748
Non-deductible items		-
Change in foreign exchange rate		165
Change in tax rates		1,837
Change in valuation allowance		(19,750)

Net refundable amount		-

The composition of the Company’s deferred tax asset as at 31 January 2011 and 30 April 2010 is as follows:

	As at 31 January 2011 (Restated)		As at 30 April 2010 (Audited)
	$		$
Net operating loss carryforward		23,748		4,018
Equipment		20		-

Less: Valuation allowance		(23,768)		(4,018)

Net deferred tax asset (liability)		-		-

As at 31 January 2011, the Company has unused non-capital losses for Canadian tax purposes and net operating losses for US tax purposes of approximately $91,787 and $2,358, respectively, that are available to offset future taxable income.  These losses expire as follows:

Year	Canadian		US		Total
	$		$		$

2030		30,983		-		30,983
2031		60,804		2,358		63,162

		91,787		2,358		94,145

10.          Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of incorporation on 10 December 2009 to 31 January 2011		For the three month period ended 31 January 2011		For the nine month period ended 31 January 2011
	$		$		$

Cash paid during the period for interest		-		-		-
Cash paid during the period for income taxes		-		-		-

11.          Subsequent Events

There are no subsequent events to be reported that occurred during the period from the period ended 31 January 2011 to the date the financial statements were available to be issued on 31 March 2011.

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

Our operating results for the three month periods ended January 31, 2011 and 2010 and the changes between those periods for the respective items are summarized as follows:

	Three Month Period Ended January 31, 2011		Three Month Period Ended January 31, 2010		Change Between Three Month Periods Ended January 31, 2011 and January 31, 2010
Revenue	$	Nil	$	Nil	$	Nil
Operating expenses		$26,845		$6		$26,839
Net loss		$(26,845)		$(6)		$(26,839)

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

Results of Operations for the Nine Months Ended January 31, 2011 and 2010

Our operating results for the nine month period ended January 31, 2011 and 2010 and the changes between those periods for the respective items are summarized as follows:

	Nine Month Period Ended January 31, 2011		Nine Month Period Ended January 31, 2010		Change Between Nine Month Periods Ended January 31, 2011 and January 31, 2010
Revenue	$	Nil	$	Nil	$	Nil
Operating expenses		$63,242		$6		$63,236
Net loss		$(63,242)		$(6)		$(63,236)

Our expenses increased during the nine month period ended January 31, 2011 over the same period in 2010, primarily as a result of an increase in consulting and professional fees and management fees.

Revenues

We have not earned any revenues to date, and have incurred $93,007 in expenses from December 10, 2009 (date of inception) through January 31, 2011.

Expenses

Our expenses for the three and nine months ended January 31, 2011 and 2010 and for the period from December 10, 2009 (inception) through January 31, 2011 are outlined in the table below:

	Three Month Period Ended January 31, 2011	Three Month Period Ended January 31, 2010	Nine Month Period Ended January 31, 2011	Nine Month Period Ended January 31, 2010	For the Period from December 10, 2009 (Inception) through January 31, 2011
Bank charges and interest	$125	$6	$343	$6	$495
Consulting expenses	$2,916	$Nil	$5,302	$Nil	$5,302
Depreciation	$60	$Nil	$80	$Nil	$80
Legal and accounting	$22,484	$Nil	$26,911	$Nil	$46,524
License fee	$Nil	$Nil	$Nil	$Nil	$10,000
Office and miscellaneous	$760	$Nil	$1,607	$Nil	$1,607
Research and development	$Nil	$Nil	$28,999	$Nil	$28,999
Total Expenses	$26,845	$6	$63,242	$6	$93,007

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

Going Concern

The interim consolidated financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of January 31, 2011, our company has accumulated losses of $175,886 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. These interim consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

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

Currency Risk

The Company’s functional currency is the Canadian dollar, with its reporting currency in U.S. dollars. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these interim consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Foreign currency translation

The Company’s functional currency is the Canadian dollar, with its reporting currency in U.S. dollars. The interim consolidated financial statements of the Company are translated to U.S. dollars in accordance with ASC 830, “Foreign Currency Matters”.  Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date.  Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these interim consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

ETERNITY HEALTHCARE INC.

Date: April 5, 2011	/s/ Francine Salari
Francine Salari
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)