Form 10-K
period 2011-04-30
ETERNITY HEALTHCARE INC.
filed 2011-08-05
CIK 1437822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	April 30, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	☐ to ☐
Commission file number	000-53376

ETERNITY HEALTHCARE INC.
(Exact name of registrant as specified in its charter)

Nevada	75-3268426
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

409 Granville Street, Suite 1023, Vancouver BC Canada	V6C 1T2
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	604.324.4844

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, Par Value of $0.001 Per Share
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.

Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer ☐
Non-accelerated filer	☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on October 29, 2010 was $nil based on a $nil average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
63,575,000 as of August 4, 2011, 2011

DOCUMENTS INCORPORATED BY REFERENCE
None.

PART I

Item 1.           Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms we", "us", "our" and "our company" mean Eternity Healthcare Inc. and our wholly owned subsidiary Eternity Healthcare Inc, a British Columbia corporation, unless otherwise indicated.

General Overview

We were incorporated in the State of Nevada on October 24, 2007 as an online services company under the name Kid’s Book Writer, Inc. On September 23, 2010, we changed our name to Eternity Healthcare Inc., and we effected a reverse split of our issued and outstanding common stock on a 10 old shares for 1 new share basis.   Our business offices are located at 409 Granville Street, Suite 1023, Vancouver, BC, V6C 1T2 and our telephone number is 604 324 4843.

From inception to December 13, 2010, we planned to develop a website for children to create their own books.  We intended to offer a pure online service designed to offer children and parents an ability to create their own book. Customers were to be able to log on to the service, pick a theme (i.e. birthday, family outing, vacation, special occasion such as Christmas / Easter, sporting event, summer camp, etc.), and the software would offer several options, including various book templates, backgrounds, page sizes, the ability to write your own story or have some guidance, etc.  We were unable to find sufficient financing for this business model.

On December 10, 2010 we entered into and completed a share exchange agreement with Eternity Healthcare Inc, a British Columbia corporation, wherein we acquired Eternity BC as our wholly owned subsidiary and abandoned our former business to focus on the operations of Eternity BC.

Our Current Business

We are a medical device company that, subject to government approval, plans to distribute in-home medical diagnostic kits throughout Canada.  Since we have not yet been granted such approvals, we cannot currently offer any products.  The products which we hope to distribute differ from other current offerings by allowing ordinary people to perform diagnostic testing on themselves with a high degree of accuracy and without the need for the use of professionals such as nurses and technicians.

On March 11, 2010, we entered into a License Agreement with Valimedix Limited, a United Kingdom corporation, pursuant to which we were granted the right to market and distribute 15 unique self diagnostic products developed by Valimedix on an exclusive basis in Canada, and a on a non-exclusive basis in the United States.  We also have the right to market the products with Valimedix SELFCheck trademark.  As consideration, we paid Valimedix a onetime fee of $10,000 and agreed to a three percent royalty on net revenues from the sales of Valimedix products.  The term of the agreement is for 20 years and may be renewed for an additional 10 years if we meet specified sales targets.  During the 20 year term of this agreement we are required to purchase a minimum of $1,000,000 worth of products from Valimedix.

Over the next 12 months, we plan to obtain regulatory approvals for the products described below and enter into distribution agreements with various retailers. We plan to expand our website to include the option to purchase our products online.  We anticipate producing promotional materials and advertising in medical journals as well as consumer magazines. In order to carry out these plans, we anticipate hiring a marketing manager, a quality control manager and 3 people for packaging and shipping.  We will require approximately $500,000 in order to achieve these objectives and there can be no assurance that we will be able to raise the required funds.

Principal Products

Our ability to offer test kits to potential retail customers is dependent on obtaining the required regulatory approvals.  Since we have not yet been granted such approvals, we cannot currently offer any products.  Subject to government approval, we will be able to offer the following in-home diagnostic test kits in Canada, with an estimated additional 15 kits being launched in 2011 and 2012.  We believe we will need approximately $100,000 to undergo the regulatory review process for at least some of our products.  Our ability to offer the estimated additional 15 kits in 2011 and 2012 is entirely dependent on our ability to raise the required $500,000 in order to secure government approval and develop a distribution network for our products.  However, even if we are able to raise the required funds, there can be no assurance that we will be able to government approval and develop a distribution network for our products.  Once we secure the required funds and are able to obtain governmental approval for our currently available products, and develop a distribution network, we believe we will be able to enter into additional distribution agreements with identified European developers of test kits.

Cholesterol Level Test

Cholesterol is produced naturally in the body. While the majority is produced in the liver, a smaller proportion is absorbed from food. The body uses cholesterol primarily for forming cell membranes, producing bile and to protect the skin. The normal total level of cholesterol in the bloodstream is <200 mg/dL. An increased level of cholesterol (>200 mg/dL) represents a risk factor for arteriosclerosis.

Arteriosclerosis can remain undetected for decades, and may only be discovered when it has reached a very advanced stage. It is one of the most significant and frequently-occurring diseases of industrialized society, leading to circulatory problems, heart attacks and arteriosclerosis combined represent almost 40% of all deaths in the industrialized world. Arteriosclerosis of the blood vessels surrounding the heart leads to a decrease in blood flow to the heart muscle, resulting in vessel blockage and, potentially, heart failure / attack. For this reason, detection of early symptoms is imperative in order for the appropriate prophylaxis (preventive measures) or treatment to be provided.

Early detection principally involves the determination of risk factors. Nowadays, it is generally accepted that hypercholesterolemia in particular (an abnormally high level of cholesterol) is one of the most significant risk factors in coronary heart disease.

This cholesterol test will enable the user to assess quickly and easily, backed up by a medical check from their doctor, whether or not their cholesterol levels are within the normal range. They will then be able to take action to reduce their personal risk of heart disease if, as a result of detecting raised levels, they seek the advice of their doctor as to further steps and treatment.

Cholesterol levels may be influenced by the following factors: medication, diet, stress, diabetes mellitus, serious illness and pregnancy. In order to get meaningful results you should delay testing your cholesterol level after pregnancy or serious illness for about 3 months, and after minor illness for about 3 weeks.

The test kit includes a foil pack with test card and desiccant, lancet, band-aid and instructions.

Blood Glucose Level Test

Glucose is the most important monosaccharide (simple sugar) in the human body. In a healthy person, blood glucose concentration on an empty stomach lies at between approximately 4 and 6 mmol/L. Hormones in the body control blood glucose levels, ensuring that they remain constant within this range. They are lowered principally through the effects of insulin, and increased by the hormones glucagon and adrenaline in conjunction with insulin.

Glucagon is produced in the alpha cells, and insulin is produced in the so-called Islets of Langerhans (beta cells), both cell types being found in the pancreas. Insulin performs the most important role in keeping blood glucose levels normal.  Diseases affecting the pancreas and thus impairing the production of insulin lead to excessive glucose concentration and consequently to a disturbance in metabolic function. The most common and significant metabolic disturbance is diabetes mellitus. People with diabetes have too little insulin and are therefore unable to maintain stable glucose levels within the normal range. Medication, insulin injections or dietary changes may be needed.

According to the WHO (World Health Organization) estimates in 2010, there are 240 million diabetics worldwide, with numbers on an upward trend. Untreated diabetes leads primarily to diseases of the blood vessels, kidney malfunction (glomeru-losclerosis), retinal damage (retinopathy, loss of sight) or blockage of major blood vessels (stroke, heart attack). For this reason, it is extremely important that diabetes be diagnosed early in order that it can be appropriately treated.

This test enables the user to take additional preventive action, considerably reducing their risk of suffering from diabetes without being aware of the condition. Blood sugar levels are influenced generally by various factors including: medication, alcohol, diet, stress, raised blood pressure, smoking, etc.

The test is comprised of 2 foil packs each with test strip and desiccant, 2 color charts, 2 lancets, 2 band-aids and instructions.

Bowel Health Test

Colon cancer is one of the most common forms of cancer and early detection is vital. The sooner it is detected, the greater are the chances of successful treatment. If it is treated at an early stage, the survival rate exceeds 90%.

95% of cases of colon cancer develop from polyps, which are benign tumors growing inside the colon. Typically, they do not cause any pain, and often remain undetected for many years before becoming malignant. At this stage, the hidden early stages of colon cancer can be detected by a simple test for blood in the stool.

Above the age of 40, if not sooner, everyone should perform an annual test for blood in the stool. It may be better to start testing before reaching 40, if for example, there is a history of colon cancer or polyps in your family. The test serves to identify blood in the stool which is not yet visible. Colon polyps bleed occasionally, and colon cancer will reveal blood at a very early stage. If, when performing this test, the user detects blood in your stool, the user should see their doctor in order for the medical reasons to be identified. What makes this test unique is that the user does not need to restrict their eating habits in any way in order to perform it, and it can be conducted simply and easily at any time of day, giving results within just a few minutes.

The test kit includes a sample container with buffer solution and collection stick, sealed foil pack with test cassette and desiccant and instructions.

Prostate Health Test

Prostate cancer occurs when the cells of the prostate begin to grow uncontrollably. When caught and treated early, prostate cancer has a cure rate of over 90%*.  PSA is a protein produced by the prostate and released in very small amounts into the bloodstream. When there is a problem with the prostate, such as enlarged prostate, prostatitis or development of prostate cancer, more and more PSA is released, until it reaches a level where it can be easily detected in the blood.

This test is sensitive and allows early detection of heightened levels of PSA in the blood, giving the user the opportunity to take early action and request further tests from their doctor should the levels be elevated.

*(Information provided by Prostate Cancer Foundation)

The test kit package includes: foil package (contains: test device and dropper), vial of test solution, lancet, alcohol swabs and instructions for use.

Multi Drug Test

This is a testing kit for testing of any combination of the following drugs:

Cocaine (COC), Amphetamine (AMP), Methamphetamine inc. Ecstasy (mAMP), Cannabis (THC), Opiates including  Heroin (OPI), and Benzodiazepines (BZO).

It is a one-step screen test for the simultaneous, qualitative detection of multiple drugs and metabolites in human urine.  This test provides a preliminary analytical test result, providing the concentration of the drug present in urine sample is above a set level. A more specific alternate chemical method must be used in order to obtain a confirmed analytical result.

The test package kit contains a test panel for 6 different drug groups and an instruction leaflet.

Gluten Intolerance Test

Gluten intolerance (or coeliac disease) is a lifelong genetically inherited intestinal disorder.

Damage to the inner surface of the small intestine is caused by a reaction to the ingestion of gluten. Gluten is the most common name for specific proteins found in all forms of wheat, rye and barley that are harmful to persons with coeliac disease. The SELFCheck Gluten Intolerance Test can aid in diagnosing coeliac disease, but the final diagnosis must be confirmed by a doctor.

Gluten intolerance is manifested by a broad range of symptoms and coeliac disease can be difficult to diagnose. The symptoms can range from mild weakness, bone pain, aphtous stomatitis to chronic diarrhea, abdominal bloating, and progressive weight loss. Skin disorders and disorders of the central nervous system can also exist.

Studies show that continuous consumption of gluten by diagnosed coeliacs increases the chance of stomach or colon cancer 40 to 100 times of that of the unaffected population (Goggins et al.: The American Journal of Gastroenterology. 1994, Vol.89,(8), 2-13.). Gluten intolerance can be diagnosed by relatively simple diagnostic tests. The testing can be done by screening the patient’s blood for antitissue transglutaminase (tTGA), antigliadin (AGA) and endomysium antibodies (EmA) and doing a biopsy on the injured areas of the intestines.

Our Gluten Intolerance Test Kit is a simple blood test for detecting antibodies associated with gluten intolerance. The test performance has been studied at the University of Tampere by comparing the result to the biopsy proven clinical diagnosis. The kit includes an alcohol-soaked swab, a lancet, a tube with glass capillary, a foil pouch containing the test strip, sample buffer solution and an instruction leaflet.

Menopause Test

Menopause occurs when a woman’s ovaries stop releasing eggs. At this time estrogen and progesterone levels also drop (estrogen and progesterone are female hormones that prepare the body for a possible pregnancy). Experts believe it is these changes to the body’s chemistry which cause menopausal symptoms.

This test measures the follicle stimulating hormone (FSH) in urine. If FSH levels are elevated, it is very likely that post-menopause was entered. FSH in the female stimulates the growth of ovarian follicles and promotes follicular steroidogenesis. This stimulates luteinizing hormone (LH) production and leads to an LH surge, which in turn is the trigger for ovulation. LH and FSH (among others) play important roles in regulating ovarian functions and menstrual cycle. The hormone levels are used to assess menstrual cycle, ovulation or the determination of menopause. A change in the hormone production is responsible for menopause. FSH levels usually (before Menopause) are between 2 and 20 IU/L (International Units per Liter), but rise and remain elevated (>25 IU/L) in Post-menopause.

Stomach Ulcer Test

An ulcer is damage to the inner lining of the stomach or the upper part of the intestine (duodenum). The most common cause is infection with Helicobacter pylori and this is responsible for up to 90 per cent of all cases of peptic ulceration. Helicobacter pylori is a minute bacteria living inside and under the lining of the stomach. The groups most often affected are elderly people and people in developing countries. Those who carry these bacteria have most probably been infected during childhood. The risk of acquiring infection for an adult is modest - less than 1 per cent every year.

The Stomach Ulcer Test is an immunochromatographic assay for qualitative determination of antibodies to Helicobacter pylori in whole blood. The test incorporates multilayer filtration and sandwich immunoassay systems in a single module, allowing both the pretreatment of whole blood sample and the immunochromatographic detection assay to be performed in one step.

Urine Infection Test

Urinary tract infections cause a frequent desire to urinate. Often only a small amount of urine is passed but there is a burning or scalding pain whilst urinating. It sometimes includes the involuntary passing of a small squirt of urine on coughing or laughing (stress incontinence). Sometimes a little blood is passed in the urine, and affected people often have to get up during the night. Occasionally, there are other symptoms including fever, shivering, pain in the groin and a general feeling of being unwell. This may mean that the infection has spread to the kidneys (Pyelonephritis).

Urinary infections are caused by a number of germs. The most common germ is known as Escherichia coli, which normally lives in the bowel without causing harm. The infection may also be caused by other germs, including those acquired during sexual intercourse such as Chlamydia trachomatis, Trichomonas vaginalis, Haemophilus vaginalis or Candida albicans.

The Urinary Health Care Test provides a preliminary qualitative indication of a urinary tract infection. It was designed as a simple, cost effective solution to screen for reliable signs (3 parameters) of a urinary tract infection without the use of instrumentation.

The PROTEIN parameter is used for indication of protein, especially albumin, and serves for diagnosis of cardinal symptom for kidney disorders or illness of the urinary tract (mainly due to bacterial infections). The NITRITE parameter is used for indication of nitrate reducing bacteria und serves for diagnosis of bacterial infection of kidneys and urinary passages. The LEUCOCYTES parameter is used for indication of granulocyte-esterases and serves as diagnosis of inflammation of kidneys and/or urinary passages.

Female Chlamydia Test

Chlamydia is the most common and easily treatable STI.  It can be transmitted by sexual intercourse and oral sex by both men and women.  It often presents no symptoms in men or women unless it leads to complications – when treatment can sometimes be too late to stop permanent damage.

Apart from sexual health experts, certain doctors don't have sufficient knowledge to suspect Chlamydia when assessing a person's symptoms, and may not do an appropriate test.  Healthcare professionals are often unaware of how common the problem is and that it can be present without causing symptoms.

Our test is able to detect the bacteria which cause Chlamydia even if there are no symptoms; allowing the user to take pro-active steps in treating it.  A visible result from the test is achieved within 10 minutes.

Markets, Customers and Distribution

We are attempting to provide a partial solution to the increasing cost of healthcare in Canada.  We are initially going to limit our products to distribution in Canada, but may look at expanding into the US in the future.  Our management believes that the most likely marketplace for our products will be community based healthcare providers whose role will be to deliver more cost effective services and management to reduce the work load on centralized district general hospital facilities. We believe that acceptance and implementation of in-home screening tests offers direct savings in terms of early detection of disease and consequently faster clinical and medical interventions where abnormal outcomes occur.

We believe that individual doctors’ offices, drop-in clinics and pharmacy based medical services will serve as a market for our products. In addition, we market specific product packages to Hotel/Spa clinics, health clubs as well as the occupational health sector, universities and schools.

We anticipate that the following consumer groups will make up the majority of our market:

1.
Individuals in their 50s and 60s who are seeking to maximize their retirement assets.  These are generally well educated, technology and health conscious and looking to limit their healthcare costs and achieve early detection of late onset diseases to ensure prompt intervention and treatment.

2.
Females over the age of 25 - These are generally aware individuals, who have not yet had children.  With frequent coverage in the media of issues such as STDs and infertility, they may be more apt to invest in home screening products to stay up to date on their health status.

3.
Individuals who consider wellness a lifestyle.  They are generally early middle aged, well educated, and prepared to use in home screening tests as part of their health and lifestyle program.  This may include cholesterol assessment as well as screening for food allergies and season disorders like asthma.

4.
Individuals in need of chronic disease management and monitoring such as diabetes, heart disease, and osteoporosis.  Such diseases are often complex as serious secondary health issues can develop; diabetics need to monitor renal function and cholesterol regularly as part of the ongoing management.

Competition

We do not believe that there are direct competitors for our in home screening products in the market at the present time.  However, once we obtain the requisite regulatory approvals for our products and are able to begin sales, we hope to compete with standard diagnostic facilities such as medical or clinical laboratories as well as doctors’ offices.  These competitors have longer operating histories, better industry recognition and, in many cases, greater financial resources than we do.  Additionally, they are the established choice for diagnostics and consumers likely will have more confidence in them. In order for us to successfully compete in our industry we will need to:

•	Establish the accuracy of our products;

•	Build our brand recognition;

•	Establish and develop relationships with distributors and retailers; and

•	Increase our financial resources.

However, there can be no assurance that, even if we do these things, we will be able to compete effectively with the other companies in our industry. Nor can there be any assurance that we will receive the required government approvals.

Once we obtain the requisite regulatory approvals, we believe that we will be able to compete effectively in our industry because:

•	standard diagnostics test at established providers are costly;

•	our products can eliminate the requirement to travel in order to have tests performed;

•	our products can eliminate the need to see general physicians before tests can be performed; and

•	our products allow the consumer more privacy in matters which they do not wish to share with their physicians.

As we are a newly-established company, we face the same problems as other new companies starting up in an industry, such as lack of available funds. Our competitors may be substantially larger and better funded than us, and have significantly longer operating histories than us. In addition, they may develop similar technologies to ours and use the same methods as we do and generally be able to respond more quickly to new or emerging technologies and changes in legislation and regulations relating to the industry. Additionally, our competitors may devote greater resources to the development, promotion and sale of their products or services than we do. Increased competition could also result in loss of key personnel, reduced margins or loss of market share, any of which could harm our business.

Intellectual Property

We have not filed for any protection of our name or trademark.  As a distribution company we do not directly own any of the intellectual property rights attached to any of the products we distribute. Valimedix has trademarked “SELFCheck” – a series of products which we distribute.

Research and Development

We have not incurred any research and development expenses for our past two fiscal years.

Government Regulations

Government authorities in the United States and Canada, at the federal, state and local levels, and other countries extensively regulate, among other things, the research, development, testing, manufacturing, labeling, promotion, advertising, distribution, marketing and export and import of medical devices such as diagnostic kits and tools; products which we are distributing. The process of obtaining regulatory approvals and the subsequent substantial compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources.

We are required to obtain two sets of license for the sale and marketing of our diagnostic kits.  In Canada, as in the United States and Europe, diagnostic test kits are classified as medical devices and require the following licenses: 1) Product License; and 2) Establishment License.

Product License: Diagnostic tests kits are classified under 4 different classes. Class I, II, III, and IV.

Class I includes products of which several examples are already approved and marketed in Canada. As long as the basic science remains the same, the application for approval of a new product is straight forward. One product in this category would be a pregnancy test. We are not marketing pregnancy test and therefore, we do not need to apply for approval under this class of products.

Class II products are those which do not need to be injected or inserted into the patient (non-invasive).  Often these tests kits are approved and sold in other parts of the world, but yet to be sold in Canada. The products which we are current focusing on distributing, and which are mentioned in this Prospectus, all belong to Class II. In order to secure the necessary license for these products, we are required to submit all the documentation which lead to the approval of the products in other countries. In our case, all of our products are already approved in Europe. Coinsequently, we are required to submit to the Canadian regulatory agency all the scientific data, results, approval process and certificates of good quality management, ISO 13485. Usually, products which have the ISO accreditation and approved by FDA or the European Union will qualify for approval in Canada. We anticipate that it will take 3-4 months following submission of the material to the Canadian Health Agency to obtain the license for marketing of the diagnostic tests in Canada.

Class III and IV include medical device which use invasive techniques. If the medical device has been approved in another region, it is considered Class III.  If it is brand new, it is considered Class IV.  Invasive tests such as colonoscopy, endoscopy, body lesion removal etc, are all considered Class III or IV. None of our products fall within Class III or IV.

Establishment License:  We are also required to obtain an establishment license for the marketing of our products. The intent of the medical device establishment licensing requirements is:

1.	To ensure that the inspectorate is made aware of:

•	Who is importing and/or selling medical devices in Canada,
•	The identity of the manufacturers of the devices sold by the holder of the license holder, as well as the classification of those devices,
•	The identity of manufacturers of Class I and II devices

2.
To require license holders to provide some assurance to the Inspectorate that they have met the regulatory requirements and have documented procedures in place, where applicable, related to distribution record, complaint handling, recalls, mandatory problem reporting and for handling, storage, delivery, installation, and servicing, with respect to the medical devices they sell.

Depending on the outcome of the regulatory review process for our products, we believe that the cost of obtaining required regulatory approvals will be anywhere from $1,000 to $20,000 per product.  The large variation is due to the uncertainty whether the products’ current European approvals will be accepted in North America.

We are required to have a facility, where we stare the products, and distribute from that site. We are required to provide the name of contact and the physical address of the warehouse that if the authorities decided to inspect that can be done. The facility requires a safe lock –up a person with complete documentation of the import export.

Environmental Regulations

We are not aware of any material violations of environmental permits, licenses or approvals that have been issued with respect to our operations.  We expect to comply with all applicable laws, rules and regulations relating to our business, and at this time, we do not anticipate incurring any material capital expenditures to comply with any environmental regulations or other requirements.

While our intended projects and business activities do not currently violate any laws, any regulatory changes that impose additional restrictions or requirements on us or on our potential customers could adversely affect us by increasing our operating costs or decreasing demand for our products or services, which could have a material adverse effect on our results of operations.

Employees

As of July 29, 2011 we had one employee, and 5 people working on a consulting basis. We plan to hire 4 new full time consultants or employees for marketing, distribution, commercialization and regulatory approvals in 2011 if we have sufficient capital.

REPORTS TO SECURITY HOLDERS

We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission and our filings are available to the public over the internet at the Securities and Exchange Commission’s website at http://www.sec.gov. The public may read and copy any materials filed by us with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street N.E. Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-732-0330. The SEC also maintains an Internet site that contains reports, proxy and formation statements, and other information regarding issuers that file electronically with the SEC, at http://www.sec.gov.

Item 1A.       Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 1B.       Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.          Properties

We currently rent an office totaling approximately 200 square feet in downtown Vancouver and an assembly space of about 5,000 square feet in a warehouse location in Vancouver. For our office we pay approximately $250 per month. For our assembly area we pay approximately $5,000 per month.  Our leases are for one year but can be extended on a similar basis.

Item 3.          Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

Item 4.          [Removed and Reserved]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is not traded on any exchange.  Our common stock is quoted on OTC Bulletin Board, under the trading symbol “ETAH”.   We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed and traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers.  OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a national or regional stock exchange.

The following table reflects the high and low bid information for our common stock obtained from Stockwatch and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board(1)
Quarter Ended	High	Low
April 30, 2011	$N/A	$N/A
January 31, 2011	$N/A	$N/A
October 31, 2010	$N/A	$N/A
June 31, 2010	$N/A	$N/A
April 30, 2010	$3.90	$2.00

(1)	The first trade of our common stock on the OTC Bulletin Board occurred on March 5, 2010. There have been no trades since March 25, 2010.

As of August 4, 2011, there were approximately 39 holders of record of our common stock. As of such date, 63,575,000 common shares were issued and outstanding.

Our common shares are issued in registered form.  Island Stock Transfer, 100 Second Avenue South, Suite 705S, St. Petersburg, Florida 33701, (Telephone: (727) 289-0010) is the registrar and transfer agent for our common shares.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended April 30, 2011 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended April 30, 2011.

Equity Compensation Plan Information

Except as disclosed herein, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Convertible Securities

Except as disclosed herein, we do not have any outstanding convertible securities.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended April 30, 2011.

Item 6.          Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended April 30, 2011 and April 30, 2010 that appear elsewhere in this annual report.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.  Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page [INSERT PAGE NUMBER] of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Purchase of Significant Equipment

We do not intend to any significant equipment over the next twelve months.

Personnel Plan

We plan to hire 4 new full time consultants or employees for marketing, distribution, commercialization and regulatory approvals in 2011 if we have sufficient capital

Results of Operations

For the Year Ending April 30, 2011 and 2010

	Year Ended April 30
	2011	2010
Revenue	$-	$-
Operating Expenses	$101,221	$29,765
Net Loss	$101,221	$29,765

Expenses

Our operating expenses for our years ended April 30, 2011 and 2010 are outlined in the table below:

	Year Ended April 30
	2011	2010
Professional Fees	$61,828	$19,774
Research and Development	$29,000	$-
General and Administrative	$10,313	$9,991

Operating expenses for year ended April 30, 2011 increased by $71,456 as compared to the comparative period in 2010 primarily as a result of an increase in operations after entering into our licensing agreement as well as costs associated with our reverse merger.

Revenue

We have not earned revenue since our inception.

Equity Compensation

We currently do not have any stock option or equity compensation plans or arrangements.

Liquidity and Financial Condition

Working Capital
	At April 30, 2011	At April 30, 2010
Current Assets	$58,600	$5,341
Current Liabilities	$210,102	$35,640
Working Capital (Deficit)	$(151,502)	$(30,299)

Cash Flows
	Year Ended April 30, 2011	Year Ended April 30, 2010
Net Cash used in Operating Activities	$(87,018)	$(24,822)
Net Cash used in Investing Activities	$(727)	$-
Net Cash Provided by Financing Activities	$153,347	$31,077
Effect of Rates on Cash	$(12,373)	$(914)
Increase (Decrease) in Cash During the Period	$53,229	$5,341

We estimate that our expenses over the next 12 months (beginning September 2011) will be approximately $500,000 as described in the table below.  These estimates may change significantly depending on the performance of our products in the marketplace and our ability to raise capital from shareholders or other sources.

Description	Estimated Completion Date	Estimated Expenses ($)
Legal and accounting fees	12 months	100,000
Marketing and advertising	12 months	50,000
Management and operating costs	12 months	100,000
Salaries and consulting fees	12 months	200,000
Fixed asset purchases	12 months	30,000
General and administrative expenses	12 months	20,000
Total		500,000

We intend to meet our cash requirements for the next 12 months through a combination of debt financing and equity financing by way of private placements.  We currently do not have any arrangements in place to complete any private placement financings and there is no assurance that we will be successful in completing any private placement financings on terms that will be acceptable to us.  We may not raise sufficient funds to fully carry out our business plan.

Future Financings

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above, including approximately $500,000 over the next 12 months to pay for our ongoing expenses. These expenses include legal, accounting and audit fees as well as general and administrative expenses. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations and to repay our liabilities. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.

We presently do not have any arrangements for additional financing for the expansion of our exploration operations, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with our plan of operations.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

We have not generated any revenue since inception and are dependent upon obtaining outside financing to carry out our operations and pursue our pharmaceutical research and development activities. If we are unable to generate future cash flows, raise equity or secure alternative financing, we may not be able to continue our operations and our business plan may fail. You may lose your entire investment.

If our operations and cash flow improve, management believes that we can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or an improvement in our liquidity situation. The threat of our ability to continue as a going concern will cease to exist only when our revenues have reached a level able to sustain our business operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

Foreign currency translation

Our functional currency is the Canadian dollar and reporting currency is the U.S. dollar. All transactions initiated in other currencies are translated into the reporting currency in accordance with ASC 830, “Foreign Currency Matters” as follows:

i)	Assets and liabilities at the rate of exchange in effect at the balance sheet date, and
ii)	Revenue and expense items at rate of exchange at the dates on which those elements are recognized.

Gains and losses on translation are included in other comprehensive income (loss) in stockholders’ deficiency for the period.

Basic and diluted net income (loss) per share

We compute net income (loss) per share in accordance with ASC 260, “Earnings per Share”.  ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement.  Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.  Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excluded all dilutive potential shares if their effect is anti-dilutive.

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

Item 7A.       Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.          Financial Statements and Supplementary Data

Eternity Healthcare Inc.
(formerly Kid’s Book Writer Inc.)
(A Development Stage Company)
CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2011 and 2010
(Expressed in U.S. Dollars)

Table of Contents

Page

Audit Report of Independent Accountants	F-1

Consolidated Balance Sheets – April 30, 2011 and 2010	F-2

Consolidated Statements of Loss and Comprehensive Loss for the year ended April 30, 2011 and for the period from inception on December 10, 2009 through April 30, 2010	F-3

Consolidated Statements of Stockholder’s Equity (Deficit) for the period from inception on December 10, 2009 through April 30, 2011	F-4

Consolidated Statements of Cash Flows for the year ended April 30, 2011 and for the period from inception on December 10, 2009 through April 30, 2010	F-5

Notes to Consolidated Financial Statements	F-6

F-

SADLER, GIBB & ASSOCIATES, L.L.C.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Eternity Healthcare, Inc. (formerly Kid’s Book Writer, Inc.)
(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Eternity Healthcare, Inc. (formerly Kid’s Book Writer, Inc.) as of April 30, 2011, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.  The financial statements of Eternity Healthcare, Inc. (formerly Kid’s Book Writer, Inc.) as of April 30, 2010, were audited by other auditors whose report dated July 28, 2010, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eternity Healthcare, Inc. (formerly Kid’s Book Writer, Inc.) as of April 30, 2011, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company an accumulated deficit of $123,991 as of April 30, 2011 which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Sadler, Gibb & Associates, LLC
Salt Lake City, UT
August 2, 2011

Eternity Healthcare Inc.
(formerly Kid’s Book Writer Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
 (Expressed in U.S. Dollars)

	April 30
	2011	2010

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$58,600	$5,341

PROPERTY AND EQUIPMENT, net (Note 3)	647	–

TOTAL ASSETS	$59,247	$5,341

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities (Note 4)	$12,686	$4,943
Due to related parties (Note 5)	197,416	30,697

Total Liabilities	210,102	35,640

SHAREHOLDERS’ DEFICIENCY

CAPITAL STOCK (Note 6)

Authorized
300,000,000 common shares, par value $0.001
Issued and outstanding
April 30, 2011 – 63,575,000 common shares
April 30, 2010 – 60,000,000 common shares	63,575	60,000
Additional paid-in capital	(86,073)	(59,620)
Accumulated other comprehensive gain (loss)	2,629	(914)
Deficit, accumulated during the development stage	(130,986)	(29,765)

Total Stockholders’ Equity (Deficit)	(150,855)	(30,299)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$59,247	$5,341

The accompanying notes are an integral part of these consolidated financial statements.

Eternity Healthcare Inc.
(formerly Kid’s Book Writer Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENT OF LOSS AND COMPREHENSIVE LOSS
(Expressed in U.S. Dollars)

	Year ended April 30, 2011	For the period from the date of inception on December 10, 2009 to April 30, 2010	From the period from inception on December 31, 2009 to April 30, 2011

EXPENSES
Depreciation	$80	$–	$80
Professional fees	61,828	19,774	81,602
Research and development	29,000	–	29,000
General and administrative	10,313	9,991	20,304

NET LOSS FOR THE PERIOD	$(101,221)	$(29,765)	$(130,986)

NET LOSS PER SHARE – BASIC AND DILUTED	(0.001)	(0.000)	(0.002)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	61,361,438	60,000,000	60,982,065

COMPREHENSIVE LOSS
Net (loss) for the period	(101,221)	(29,765)	(130,986)
Foreign currency translation adjustments	3,543	(914)	2,629

COMPREHENSIVE LOSS FOR THE PERIOD	$(97,678)	$(30,679)	$(128,357)

COMPREHENSIVE LOSS PER SHARE – BASIC AND DILUTED	(0.001)	(0.001)	(0.002)

The accompanying notes are an integral part of these consolidated financial statements.

Eternity Healthcare Inc.
(formerly Kid’s Book Writer Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

	Year ended April 30, 2011	For the period from the date of inception on December 10, 2009 to April 30, 2010	For the period from the date of inception on December 10, 2009 to April 30, 2011

OPERATING ACTIVITIES
Net (loss) income for the period	$(101,221)	$(29,765)	$(130,986)
Adjustments to reconcile net cash provided
by operating activities
Depreciation Expenses paid on behalf of the Company by related parties	807,308	––	807,308
Changes in operating assets and liabilities
Increase in accounts payable and accrued liabilities	6,815	4,943	11,758

Net cash used in operating activities	(87,018)	(24,822)	(111,840)

INVESTING ACTIVITIES

Purchase of equipment (Note 3)	(727)	–	(727)

Net cash used in investing activities	(727)	–	(727)

FINANCING ACTIVITIES
Common shares issued for cash	–	380	380
Proceeds from related party payables	185,020	30,697	215,717
Repayments on related party payables	(31,673)	–	(31,673)

Net cash provided by financing activities	153,347	31,077	184,424

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(12,373)	(914)	(13,257)

INCREASE IN CASH	53,229	5,341	58,600

CASH, beginning of period	5,371	–	–

CASH, end of period	$58,600	$5,341	$58,600

NON CASH INVESTING AND FINANCING ACTIVITIES
Net assets acquired in share agreement	22,879	–	22,879

SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH FLOWS (Note 9)

The accompanying notes are an integral part of these consolidated financial statements.

Eternity Healthcare Inc.
(formerly Kid’s Book Writer Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
 (Expressed in U.S. Dollars)

	Shares	Amount ($0.001 par)	Additional paid-in capital	Accumulated OCI	Accumulated deficit	Total

Balance as at December 10, 2009 (inception)	-	$-	$-	$-	$-	$-

Common shares issued for cash on December 10, 2009 (Notes 1 and 6)	60,000,000	60,000	(59,620)	-	-	380

Currency translation adjustment	-	-	-	(914)	-	(914)

Net loss for the period ended April 30, 2010	-	-	-	-	(29,765)	(29,765)

Balance as at April 30, 2010	60,000,000	60,000	(59,620)	(914)	(29,765)	(30,209)

Recapitalization (Notes 1 and 6)	3,575,000	3,575	(26,453)	-	-	(22,878)

Currency translation adjustment	-	-	-	3,543	-	3,543

Net loss for the year ended April 30, 2011	-	-	-	-	(101,221)	(101,221)

Balance as at April 30, 2011	63,575,000	$63,575	$(86,073)	$2,629	$(130,986)	$(150,855)

The accompanying notes are an integral part of these consolidated financial statements.

Eternity Healthcare Inc.
(formerly Kid’s Book Writer Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2011 and 2010
(Expressed in U.S. Dollars)

1.	NATURE AND CONTINUANCE OF OPERATIONS

Eternity Healthcare Inc. (the “Company”) was incorporated under the laws of the State of Nevada on October 24, 2007 under the name Kid’s Book Writer, Inc.  On September 23, 2010, the Company changed its name to Eternity Healthcare Inc., and effected a reverse stock split of the issued and outstanding common stock at a factor of 10 old shares for 1 new share.  The Company is focused on offering an extensive range of diagnostic kits, general lifestyle supplements and many other management products and resources.

On December 13, 2010, pursuant to the terms of a share exchange agreement, the Company acquired 100% of the issued and outstanding common stock of Eternity Healthcare Inc., a company incorporated under the laws of the Province of British Columbia on December 10, 2009 (“Eternity BC”), for 60,000,000 shares of its own common stock, which were distributed to the shareholders of Eternity BC (the “Share Exchange Agreement”) (Note 6).

The Share Exchange Agreement, which represents a majority of the then issued and outstanding shares of the Company, constituted a change in control of the Company.  The acquisition of Eternity BC was accounted for as a reverse acquisition in accordance with Accounting Standards Codification (“ASC”) 805-40, “Business Combinations”.  The Company determined for accounting and reporting purposes that Eternity BC is the acquirer because of the significant holdings and influence of the control group of the Company before and after the acquisition.  As a result of the transaction, Eternity BC shareholders own approximately 94.4% of issued and outstanding common stock of the Company on a diluted basis (Note 2).

According, the assets and liabilities of Eternity BC are reported as historical costs and the historical results of operations of Eternity BC are reflected in this and future filings as a change in reporting entity.  The assets and liabilities of the Company are reported at their carrying values, which approximate fair value, on the date of the acquisition and results of operations are reported from the date of acquisition of December 13, 2010.  The transaction was accounted for as a recapitalization of Eternity BC and the issuance of stock by Eternity BC for the assets and liabilities of the Company.  The transaction was accounted for as a recapitalization of Eternity BC and the issuance of stock by Eternity BC for the assets and liabilities of the Company.

The Company is a development stage enterprise, as defined in ASC 915-10 “Development Stage Entities”.  The Company is devoting all of its present efforts in securing and establishing a new business, and its planned principle operations have not commenced, and, accordingly, no revenue has been derived during the organization period.

On May 11, 2010, the Company entered into a distribution and sale agreement (the “Distribution Agreement”) with ValiMedix Limited (“ValiMedix”).  ValiMedix is incorporated under the laws of the United Kingdom as a private limited company.  ValiMedix is a wholly-owned subsidiary of ValiRx PLC (“ValiRx”), a company incorporated under the laws of United Kingdom and listed on the AIM market of the London Stock Exchange PLC.  Under the terms of the Distribution Agreement, the Company has the exclusive distribution rights to distribute, market, promote, detail, advertise and sell certain products (the “Licensed Products”) in Canada and the United States as defined in the agreement (Note 7).

Eternity Healthcare Inc.
(formerly Kid’s Book Writer Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2011 and 2010
(Expressed in U.S. Dollars)

1.	NATURE AND CONTINUANCE OF OPERATIONS – continued

Since signing the Distribution Agreement with ValiMedix, the Company has emerged in organizational and start up activities, including developing a new business plan, making arrangements for office space and raising additional capital.  The Company has generated no revenue from product sales and does not have any pharmaceutical products currently available for sale.

The Company’s consolidated financial statements as at April 30, 2011 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company has net loss of $101,308 for the year ended April 30, 2011 (April 30, 2010 - $29,765) and has a working capital deficit of $150,855 as at April 30, 2011 (April 30, 2010 - $30,299).

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that the Company’s capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ending April 30, 2012. However, if the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures. These consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As at April 30, 2011, the Company has suffered losses from development stage activities to date.  Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies used in the preparation of these consolidated financial statements.

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

Eternity Healthcare Inc.
(formerly Kid’s Book Writer Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2011 and 2010
(Expressed in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES – continued

Foreign currency translation
The Company’s functional currency is the Canadian dollar and reporting currency is the U.S. dollar.  All transactions initiated in other currencies are translated into the reporting currency in accordance with ASC 830, “Foreign Currency Matters” as follows:

iii)	Assets and liabilities at the rate of exchange in effect at the balance sheet date, and
iv)	Revenue and expense items at rate of exchange at the dates on which those elements are recognized.

Gains and losses on translation are included in other comprehensive income (loss) in stockholders’ deficiency for the period.

Financial instruments

Fair value
The carrying value of cash and cash equivalents, accounts payable and due to related parties approximate their fair values because of the short-term maturity of these financial instruments.

Interest rate risk
The company is not exposed to significant interest rate risk due to the short-term maturity of its monetary assets and liabilities.

Credit risk
The Company’s operating expenses are primarily incurred in Canadian dollars, and fluctuation of the Canadian dollar in relation to the United States dollar will have an impact upon the profitability of the Company and may also have an effect of the value of the Company’s assets of the value of the Company’s assets.  The Company has not entered into any agreements or purchased any instruments to hedge possible currency risk.  At April 30, 2011 1 United States dollar was equal to 0.95 Canadian dollars.

Currency risk
The Company’s functional and reporting currency is the U.S. dollar.  Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date.  Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.  Foreign currency transactions are primarily undertaken in Canadian dollars.  The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Eternity Healthcare Inc.
(formerly Kid’s Book Writer Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2011 and 2010
(Expressed in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES – continued

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

Comprehensive loss
ASC 22, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at April 30, 2011, the Company has items that represent a comprehensive income (loss) and, therefore, has included a schedule of comprehensive income (loss) in the financial statements.

Equipment and depreciation
Equipment has been recorded at cost, net of accumulated depreciation (Note 3). Improvements are capitalized and maintenance, repairs and minor replacements are expensed as incurred. Depreciation is determined using a straight-line method over its estimated useful life of 36 months for its computer equipment.

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

Segments of an enterprise and related information
ASC 280, “Segment Reporting” establishes guidance for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public.  It also establishes standards for disclosures regarding products and services, geographic areas and major customers.  ASC 280 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocated resources and in assessing performance.  The Company has evaluated this Codification and does not believe it is applicable at this time.

Comparative information
Certain comparative figures have been reclassified in accordance with the current period’s presentation.

Eternity Healthcare Inc.
(formerly Kid’s Book Writer Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2011 and 2010
(Expressed in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES – continued

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

In February 2010, the FASB issued ASU No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements” which eliminates the requirements for SEC filers to disclose the date through which an entity has evaluated subsequent events.  ASU No. 2010-09 is effective for fiscal quarters beginning after December 15, 2010.  The adoption of ASU No. 2010-09 will not have a material impact on the Company’s financial statements.

3.	EQUIPMENT

			Net book value
	Cost	Accumulated depreciation	April 30, 2011	April 30, 2010

Computer equipment	$727	$80	$647	$–

During the year ended April 30, 2011 total additions to equipment were $727 (April 30, 2010 - $Nil).

4.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

5.	DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

i.
As at April 30, 2011, $8,432 is payable to a related party of the Company related to cash advances provided to the Company (April 30, 2010 – receivable of $198).  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

Eternity Healthcare Inc.
(formerly Kid’s Book Writer Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2011 and 2010
(Expressed in U.S. Dollars)

5.	DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS - continued

ii.
As at April 30, 2011, $Nil is receivable from a company controlled by the Chief Executive Officer of the Company related to operating expenses paid by the Company on its behalf (April 30, 2010 - $816).  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

iii.
As at April 30, 2011, $183,095 is payable to the Chairman of the Company related to operating expenses paid on behalf of the Company and cash advances provided to the Company (April 30, 2010 - $31,711).  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

6.	CAPITAL STOCK

Authorized
The total authorized capital is 300,000,000 common shares with a par value of $0.001 per common share.

Issued and outstanding
Effective on November 1, 2010, the Board of Directors approved a 1:10 reverse stock split and decreased the issued and outstanding share capital from 35,750,000 to 3,575,000 with the same par value of $0.001 per share.  Unless otherwise noted, all references herein to the number of common shares, price per common share or weighted average number of common shares outstanding have been adjusted to reflect this reverse stock split on a retroactive basis.

On December 13, 2010, the Company issued 60,000,000 common shares of the Company with a value of $60,000 related to the Share Exchange Transaction (Note 1).

7.	COMMITMENTS AND CONTINGENCIES

On March 11, 2010, the Company entered into a Distribution Agreement with ValiMedix (Note 1).

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

Eternity Healthcare Inc.
(formerly Kid’s Book Writer Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2011 and 2010
(Expressed in U.S. Dollars)

7.	COMMITMENTS AND CONTINGENCIES - continued

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

8.	INCOME TAXES

The Company has losses carried forward for income tax purposes to April 30, 2011. There are no current or deferred tax expenses for the year month period ended April 30, 2011 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provisions for refundable federal income tax consists of the following:

	Year ended April 30, 2011	For the period from the date of inception on December 10, 2009 to April 30, 2010

Deferred tax asset attributable to:
Current operations	$30,842	$8,781
Non-deductible items	(23)	-
Change in tax rates	(2,564)	(1,339)
Change in valuation allowance	(28,255)	(7,442)

Net refundable amount	$–	$-

Eternity Healthcare Inc.
(formerly Kid’s Book Writer Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
April 30, 2011 and 2010
(Expressed in U.S. Dollars)

8.	INCOME TAXES- continued

The composition of the company’s deferred tax assets as at April 30, 2011 and April 30, 2010 is as follows:

	2011	2010

Net operating loss carryforward	$36,001	$7,746

Less: Valuation allowance	(36,001)	(7,746)

	$-	$-

As at April 30, 2011, the Company has unused non-capital losses for Canadian tax purposes and net operating losses for US tax purposes of approximately $124,079 and $29,765, respectively, that are available to offset future taxable income.  These losses expire as follows:

	Canadian	US

2030	$31,000	$-
2031	90,000	23,000

2031	$121,000	$23,000

9.	SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH FLOWS

	Year ended April 30, 2011	For the period from the date of inception on December 10, 2009 to April 30, 2010

Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes

	$-	$-

10.	SUBSEQUENT EVENTS

There are no subsequent events to be reported that occurred during the period from the year ended April 30, 2011 to the date the financial statements were available.

Item 9.          Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On June 30, 2011, our company formally informed James Stafford, Inc. of their dismissal as our company’s independent registered public accounting firm.  The reports of James Stafford, Inc. on our consolidated financial statements as of and for the period from December 10, 2009 (inception) to April 30, 2010, contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle except to indicate that there was substantial doubt about our company ability to continue as a going concern.

Our board of directors participated in and approved the decision to change independent registered public accounting firms.

During the period from December 10, 2009 (inception) to April 30, 2010, and through June 30, 2011, there have been no disagreements with James Stafford, Inc. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of James Stafford, Inc. would have caused them to make reference thereto in connection with their report on the financial statements for such years.

On June 30, 2011, our company engaged Sadler, Gibb & Associates, LLC as our new independent registered public accounting firm.  During the two most recent fiscal years and through June 30, 2011, our company had not consulted with Sadler, Gibb & Associates, LLC regarding any of the following:

1.	The application of accounting principles to a specific transaction, either completed or proposed;

2.
The type of audit opinion that might be rendered on the Company’s consolidated financial statements, and none of the following was provided to the Company:  (a) a written report, or (b) oral advice that Sadler, Gibb & Associates, LLC concluded was an important factor considered by the Company in reaching a decision as to accounting, auditing or financial reporting issue; or

3.	Any matter that was subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K.

Item 9A.       Controls and Procedures

Our management, with the participation of our president and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended ( the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our president and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) concluded that, as of the end of such period, our disclosure controls and procedures were not effective to ensure that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our president and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), as appropriate, to allow timely decisions regarding required disclosure. The reasons for this finding were the weaknesses in our internal control over financial reporting enumerated below.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2011 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of April 30, 2011, the Company determined that there were control deficiencies that constituted material weaknesses, as described below:

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

Notwithstanding the existence of these material weaknesses in our internal control over financial reporting, our management believes that the consolidated financial statements included in its reports fairly present in all material respects our company’s financial condition, results of operations and cash flows for the periods presented.

Our company will continue its assessment on a quarterly basis and as soon as we start operations we plan to hire personnel and resources to address these material weaknesses. We believe these issues can be solved with hiring in-house accounting support and plan to do so as soon as we have funds available for this.   There has been no change in its internal control over financial reporting that occurred during our company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our company’s internal control over financial reporting.

Sadler, Gibb & Associates, LLC, our independent registered public auditors, was not required to and has not issued an attestation report concerning the effectiveness of our internal control over financial reporting as of April 30, 2011 pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this annual report.

Changes in Internal Controls.

During the period ended April 30, 2011, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.       Other Information

None.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Francine Salari	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director	53	December 13, 2010
Hassan Salari	Director	57	March 16, 2010

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Francine Salari, President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director

Mrs. Salari obtained her accounting diploma from Quebec, Canada. She worked for 10 years as an accounting and financial advisor with the National Bank of Canada in Montreal. She further worked at the Continental bank in the capacity of Personal banking and client response team member for 3 years. From 1990 to1993 she was the Financial Controller at Inflazyme Pharmaceuticals in Vancouver, Canada. From 1996 to 2000 she worked as controller and accountant at Neovie Biotechnology and PTM Molecular, as PTM changed its name to Chemokine Therapeutics Corp., and was listed publicly.  From 2000 to 2009 she was the Financial Controller at Posh Cosmeceuticals Inc.  She retired in 2009 and consulted for Eternity BC.  Her experience in the finance and pharmaceutical industries are the reasons we have appointed her to our board of directors.

Hassan Salari, Director

Hassan Salari is an entrepreneur and scientist. Dr. Salari has over 25 years’ experience in the biotechnology field, specializing in highly sophisticated research and drug development programs and business development.

Currently, Dr. Salari is the Chairman, President and Chief Executive Officer of Global Health Ventures Inc., a company traded on the OTC Bulletin Board (OTCBB: GHLV).  Further, Dr. Salari is a director of Neurokine Pharmaceutical Inc (OTCBB: NEUKF), a company with an emphasis in neurological diseases. Prior to that, Dr. Salari was a director of Pacgen Biopharmaceuticals Inc., a public company with its shares listed on the TSX Venture Exchange. From 1998 to 2007, Dr. Salari was the chief executive officer and president of Chemokine Therapeutics Corp., a company established as a focused biotechnology company to develop chemokine-based therapeutic products for human diseases. Chemokine was a public company listed on OTC Bulletin Board and the TSX. From 1992 to 1998, Dr. Salari was the chief executive officer and president of Inflazyme Pharmaceuticals Ltd., a company founded by Dr. Salari. Dr. Salari maintained the responsibility of managing the company’s business affairs as well as its drug discovery and development programs (focused on allergies and asthma). While there, he negotiated and closed several licensing deals with biotechnology and pharmaceutical companies.

From 1991 to 1998, Dr. Salari was a Professor, Department of Medicine at the University of British Columbia. From 1987 to 1990, he was an Assistant Professor at the University of British Columbia. From 1986 to 1987, he was a research associate in the Department of Medicine at the University of British Columbia. He was the lead project investigator in cytokine research and drug development. From 1984 to 1986, he worked as a research associate at the Department of Physiology, Laval University. Dr. Salari carried out research work on the biology of human blood cells and their control by cytokines. From 1981 to 1982, Dr. Salari worked at the Department of Immunology at McGill University in Montreal as a research associate. He is the author of over 200 scientific articles, abstracts and books in various subjects of medicine.

Family Relationships

Hassan Salari and Francine Salari are husband and wife.  Mr. Salari is our director and Mrs. Salari is our sole officer and also a member of our board of directors.

Conflicts of Interest

Our directors are not obligated to commit their full time and attention to our business and, accordingly, they may encounter a conflict of interest in allocating their time between our operations and those of other businesses.  In the course of their other business activities, they may become aware of investment and business opportunities which may be appropriate for presentation to us as well as other entities to which they owe a fiduciary duty.  As a result, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented.  They may also in the future become affiliated with entities that are engaged in business activities similar to those we intend to conduct.

In general, officers and directors of a corporation are required to present business opportunities to the corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would be unfair to the corporation and its stockholders not to bring the opportunity to the attention of the corporation.

We have adopted a code of ethics that obligates our directors, officers and employees to disclose potential conflicts of interest and prohibits those persons from engaging in such transactions without our consent.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past ten years:

1.           A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.           Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.           Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.
Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.           Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5.           Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.           Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.           Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.
Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.           Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of our common stock to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on the reports received by our company and on written representations from certain reporting persons, we believe that the directors, executive officers and persons who beneficially own more than 10% of our company’s common stock during the fiscal year ended April 30, 2011 have been in compliance with Section 16(a).

Code of Ethics

We have adopted a Code of Ethics that applies to, among other persons, members of our board of directors, our company's officers including our president, chief executive officer and chief financial officer, employees, consultants and advisors.

We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Our Code of Ethics will be attached as Exhibit 14.1 to our annual report on Form 10-K for our year ended April 30, 2011. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Eternity Healthcare Inc., Suite 1023, 409 Granville Street, Vancouver, British Columbia  V6C 1T2.

Committees of the Board

All proceedings of our board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the state of Nevada and the bylaws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Our audit committee consists of our entire board of directors.

Our company currently does not have nominating, compensation committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by our directors.

Our company does not have any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors. The directors believe that, given the early stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. Our directors assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President, at the address appearing on the first page of this annual report.

Audit Committee and Audit Committee Financial Expert

Our board of directors has determined that none of the members of our audit committee qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors.

Item 11.        Executive Compensation

The particulars of the compensation paid to the following persons:

•	our principal executive officer;

•	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended April 30, 2011 and 2010; and

•
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended April 30, 2011 and 2010, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa-tion ($)	Total ($)
Francine Salari(1) President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director	2011 2010	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A
Hassan Salari(2) Former President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director	2011 2010	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)	Mrs. Salari was appointed president, chief executive officer, chief financial officer, treasurer, secretary and director of our company on December 13, 2010.

(2)
Mr. Salari was appointed president, chief executive officer, chief financial officer, treasurer, secretary and director on March 16, 2010 and resigned as an officer of our company on December 13, 2010.

Other than as set out below, there are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

Stock Option Plan

Currently, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Stock Options/SAR Grants

No equity or non-equity awards were granted to our named executives during the year ended April 30, 2011.

Outstanding Equity Awards at Fiscal Year End

There were no equity awards outstanding as at April 30, 2011.

Option Exercises

During our Fiscal year ended April 30, 2011 there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

We have determined that we do not have an independent director, as that term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Family Relationships

Hassan Salari and Francine Salari are husband and wife.  Mr. Salari is our director and Mrs. Salari is our sole officer and also a member of our board of directors.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of August 4, 2011, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Francine Salari 409 Granville Street, Suite 1023 Vancouver, BC V6C 1T2	19,000,005 Common	29.9%
Hassan Salari 409 Granville Street, Suite 1023 Vancouver, BC V6C 1T2	33,310,000 Common	52.4%
Directors and Executive Officers as a Group	52,310,005 Common	82.3%
Frederik Salari 2306 – 1067 Marinaside Crescent Vancouver, BC V6Z 3A4	4,999,995 Common	7.9%
Julian Salari 11 – 7400 Minoru Blvd Richmond, BC V6Y 3J5	5,009,995 Common	7.9%

(1)
Based on 63,575,000 shares of common stock issued and outstanding as of August 4, 2011.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting and investment power with respect to securities.  Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company.  There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Item 13.        Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended April 30, 2011, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

On December 13, 2010, pursuant to the closing of the Share Exchange, we issued 30,000,000 shares of our common stock to Hassan Salari, our director and 19,000,005 shares to Francine Salari, our president, chief executive officer and director.

As at April 30, 2011, $ 8,432 is payable to a related party of the Company related to cash advances provided to the Company (April 30, 2010 – receivable of $ 198).  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

As at April 30, 2011, $ Nil is receivable from a company controlled by the Chief Executive Officer of the Company related to operating expenses paid by the Company on its behalf (April 30, 2010 - $ 816).  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

As at April 30, 2011, $183,095 is payable to the Chairman of the Company related to operating expenses paid on behalf of the Company and cash advances provided to the Company (April 30, 2010 - $ 31,711).  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

Director Independence

We currently act with two directors, consisting of Hassan Salari and Francine Salari.  We have determined that we do not have a director that would qualify as an “independent director” as defined by Nasdaq Marketplace Rule 4200(a)(15).

We do not have a standing audit, compensation or nominating committee, but our entire board of directors acts in such capacities. We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have a standing audit, compensation or nominating committee because we believe that the functions of such committees can be adequately performed by the board of directors.  Additionally, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

Item 14.        Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended April 30, 2011 and for the fiscal year ended April 30, 2010 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	April 30, 2011 $	April 30, 2010 $
Audit Fees	5,000	15,971
Audit Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-
Total	5,000	15,971

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15.                      Exhibits, Financial Statement Schedules

(a)	Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit No.	Document Description
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession
2.1	Share Exchange Agreement with Eternity Healthcare Inc., dated December 13, 2010 (incorporated by reference to our Current Report on Form 8-K filed on December 17, 2010).
(3)	(i) Articles of Incorporation; (ii) By-laws
3.1	Articles of Incorporation (incorporated by reference to our C Registration Statement on Form S-1 filed on June 25, 2008).
3.2	By-laws (incorporated by reference to our Registration Statement on Form S-1 filed on June 25, 2008).
3.3	Certificate of Amendment filed with the Nevada Secretary of State on November 1, 2010 (incorporated by reference to our Current Report on Form 8-K filed on November 16, 2010).
(10)	Material Contracts
10.1	Licensing Agreement with Valimedix Limited, dated March 11, 2010 (incorporated by reference to our Current Report on Form 8-K filed on December 17, 2010).
(14)	Code of Ethics
14.1*	Code of Business Conduct and Ethics
(21)	Subsidiaries of Registrant
21.1	Eternity Healthcare Inc., a British Columbia corporation
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certifications under Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002

*           Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ETERNITY HEALTHCARE INC.
(Registrant)

Dated: August 5, 2011	/s/ Francine Salari
Francine Salari
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 5, 2011	/s/ Francine Salari
Francine Salari
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated: August 5, 2011	/s/ Hassan Salari
Hassan Salari
Director