Form 10-Q
period 2011-07-31
ETERNITY HEALTHCARE INC.
filed 2011-09-19
CIK 1437822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2011

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to____

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
63,575,000 common shares issued and outstanding as of September 19, 2011.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited interim consolidated financial statements of Eternity Healthcare Inc. for the three month periods ended July 31, 2011 are included with this Quarterly Report on Form 10-Q:

(a)	Interim Consolidated Balance Sheets as of July 31, 2011 and April 30, 2011;

(b)	Interim Consolidated Statements of Loss and Comprehensive Loss for the three months ended July 31, 2011 and July 31, 2010 and for the period from December 10, 2009 (Inception) through July 31, 2011.

(c)	Interim Consolidated Statements of Cash Flows for the three months ended July 31, 2011 and July 31, 2010 and for the period from December 10, 2009 (Inception) through July 31, 2011.

(d)	Interim Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) since inception through July 31, 2011.

(e)	Notes to Interim Consolidated Financial Statements.

Eternity Healthcare Inc.
(formerly Kid’s Book Writer Inc.)
(A Development Stage Company)
CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
For the three months ended July 31, 2011
(Expressed in U.S. Dollars)

Eternity Healthcare Inc.
(formerly Kid’s Book Writer Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)

	As at July 31, 2011	As at April 30, 2011
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$65,853	$58,600
HTS/GST receivable	687	-

PROPERTY AND EQUIPMENT, net	575	647

TOTAL ASSETS	$67,115	$59,247

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$13,127	$12,686
Due to related parties (Note 4)	232,813	197,416

Total Liabilities	245,940	210,102

SHAREHOLDERS’ DEFICIENCY

CAPITAL STOCK

Authorized
300,000,000 common shares, par value $0.001
Issued and outstanding
July 31, 2011 – 63,575,000 common shares
April 30, 2011 – 63,575,000 common shares	63,575	63,575
Additional paid-in capital	(86,073)	(86,073)
Accumulated other comprehensive gain (loss)	(10,358)	2,629
Deficit, accumulated during the development stage	(145,969)	(130,986)

Total Stockholders’ Equity (Deficit)	(178,825)	(150,855)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$67,115	$59,247

The accompanying notes are an integral part of these consolidated financial statements.

Eternity Healthcare Inc.
(formerly Kid’s Book Writer Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
(Expressed in U.S. Dollars)
(Unaudited)

	For the three month period ended July 31, 2011	For the three month period ended July 31, 2010	From inception on December 10, 2009 through July 31, 2011

EXPENSES
Depreciation	$65	$-	$145
Professional fees	10,301	-	91,742
Research and development	-	-	29,000
General and administrative	4,617	976	25,082

NET LOSS FOR THE PERIOD	$14,983	$976	$145,969

COMPREHENSIVE LOSS
Net (loss) for the period	(14,983)	(976)	(145,969)
Foreign currency translation adjustments	(12,987)	912	(10,358)

COMPREHENSIVE LOSS FOR THE PERIOD	$(27,970)	$(64)	$(156,327)

COMPREHENSIVE LOSS PER SHARE – BASIC AND DILUTED	$(0.000)	$(0.000)

NET LOSS PER SHARE – BASIC AND DILUTED	(0.000)	(0.000)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	63,575,000	60,000,000

The accompanying notes are an integral part of these consolidated financial statements.

Eternity Healthcare Inc.
(formerly Kid’s Book Writer Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)
(Unaudited)

	For the three month period ended July 31, 2011	For the three month period ended July 31, 2010	From inception on December 10, 2009 through July 31, 2011

OPERATING ACTIVITIES
Net (loss) income for the period	$(14,983)	$(929)	$(145,969)
Adjustments to reconcile net cash provided
by operating activities
Depreciation	65	-	145
Expenses paid on behalf of the Company by related parties	-	825	31,679
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	-	-	11,758
HST/GST Receivable	(687)	49	(687)

Net cash used in operating activities	(15,605)	(55)	(103,074)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES
Common shares issued for cash	-	-	380
Proceeds from related party payables	17,787	34,141	209,528
Repayments on related party payables	-	-	(32,068)

Net cash provided by financing activities	17,787	34,141	177,840

EFFECT OF EXCHANGE RATE CHANGES ON CASH	5,071	(1,599)	(8,913)

INCREASE IN CASH	7,253	32,487	65,853

CASH, beginning of period	58,600	5,355	-

CASH, end of period	$65,853	$37,842	$65,853

SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH FLOWS

CASH PAID FOR:

Interest	$-	$-	$-
Taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Eternity Healthcare Inc.
(formerly Kid’s Book Writer Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Expressed in U.S. Dollars)

	Common Stock		Additional
	Shares	Amount ($0.001 par)	paid-in capital	Accumulated OCI	Accumulated deficit	Total

Balance as at December 10, 2009 (inception)	-	$-	$-	$-	$-	$-

Common shares issued for cash on December 10, 2009	60,000,000	60,000	(59,620)	-	-	380

Currency translation adjustment	-	-	-	(914)	-	(914)

Net loss for the period ended April 30, 2010	-	-	-	-	(29,765)	(29,765)

Balance as at April 30, 2010	60,000,000	60,000	(59,620)	(914)	(29,765)	(30,299)

Recapitalization	3,575,000	3,575	(26,453)	-	-	(22,878)

Currency translation adjustment	-	-	-	3,543	-	3,543

Net loss for the year ended April 30, 2011	-	-	-	-	(101,221)	(101,221)

Balance as at April 30, 2011	63,575,000	63,575	(86,073)	2,629	(130,986)	(150,855)

Currency translation adjustment (unaudited)	-	-	-	(12,987)	-	(12,987)

Net loss for the period (unaudited)	-	-	-	-	(14,983)	(14,983)

Balance as at July 31, 2011 (unaudited)	63,575,000	$63,575	$(86,073)	$(10,358)	$(145,969)	$(178,825)

The accompanying notes are an integral part of these consolidated financial statements.

Eternity Healthcare Inc.
(formerly Kid’s Book Writer Inc.)
(A Development Stage Company)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2011 and April 30, 2011
(Expressed in U.S. Dollars)
(Unaudited)

1.	CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at July 31, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2011 audited financial statements.  The results of operations for the period ended July 31, 2011 and 2011 are not necessarily indicative of the operating results for the full year.

2.	GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet
Established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.	SIGNIFICANT ACCOUNTING POLICIES

Reclassification

Certain balances in previously issued financial statements have been reclassified to be consistent with the current period presentation.

Eternity Healthcare Inc.
(formerly Kid’s Book Writer Inc.)
(A Development Stage Company)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2011 and April 30, 2011
(Expressed in U.S. Dollars)
(Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position or statements.

4.	DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

As at July 31, 2011, $ 232,813 is payable to a related party of the Company related to operating expenses paid on behalf of the Company and cash advances provided to the Company (April 30, 2011 - $ 197,416).  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

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

6.	SUBSEQUENT EVENTS

In accordance with ASC 855, Company management reviewed all material events through the date of this report and determined that there are no material subsequent events to report.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q and other reports filed by our company from time to time with the United States Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements (collectively the “Filings”) and information that are based upon beliefs of, and information currently available to, our company’s management as well as estimates and assumptions made our company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to our company or our company’s management identify forward-looking statements. Such statements reflect the current view of our company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of our company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2011, filed with the SEC, relating to our company’s industry, our company’s operations and plan of operations, and any businesses that our company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Results of Operations for the Three Months Ended July 31, 2011 and 2010

The following summary of our results of operations should be read in conjunction with our unaudited interim consolidated financial statements for the quarter ended July 31, 2011 which are included herein.

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue our business activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Our operating results for the three month periods ended July 31, 2011 and 2010 and the changes between those periods for the respective items are summarized as follows:

	Three Month Period Ended July 31, 2011		Three Month Period Ended July 31, 2010		Change Between Three Month Periods Ended July 31, 2011 and July 31, 2010
Revenue	$	Nil	$	Nil	$	Nil
Operating expenses		$14,983		$976		$14,007
Net loss		$(14,983)		$(976)		$(14,007)

Our expenses increased during the three month period ended July 31, 2011 compared to the same period in 2010 primarily as a result of an increase in professional fees associated with the filing of our registration statement with the SEC.

Revenues

We have not earned any revenues to date, and have incurred $145,969 in expenses from December 10, 2009 (date of inception) through July 31, 2011.

Expenses

Our expenses for the three months ended July 31, 2011 and 2010 and for the period from December 10, 2009 (inception) through July 31, 2011 are outlined in the table below:

	Three Month Period Ended July 31, 2011 ($)	Three Month Period Ended July 31, 2010 ($)	For the Period from December 10, 2009 (Inception) through July 31, 2011 ($)
Depreciation	65	Nil	145
Professional fees	10,301	Nil	91,742
Research and development	Nil	Nil	29,000
General and administrative	4,617	976	25,082

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

Liquidity and Financial Condition

Working Capital

	At July 31, 2011 ($)	At April 31, 2011 ($)
Current Assets	66,540	58,600
Current Liabilities	245,940	210,102
Working Capital/(Deficit)	(179,400)	(151,502)

Cash Flows

	Three Months Ended July 31, 2011 ($)	Three Months Ended July 31, 2010 ($)	For the Period from December 10, 2009(Inception) through July 31, 2011 ($)
Cash Flows provided by/(used in) Operating Activities	(15,605)	(55)	(103,074)
Cash Flows provided by/(used in) Investing Activities	Nil	Nil	Nil
Cash Flows provided by/(used in) Financing Activities	17,878	34,141	177,840
Net Increase (Decrease) in Cash During Period	7,253	32,487	65,853

As of July 31, 2011, our total assets were $67,115 and our total liabilities were $245,940and we had a working capital deficit of $179,400. Our unaudited financial statements report a net loss of $14,983for the three months ended July 31, 2011 compared to a net loss of $976for the same period in 2010 and a net loss of $145,969 for the period from December 10, 2009 (inception) to July 31, 2011.

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

Going Concern

The interim consolidated financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of July 31, 2011, our company has accumulated losses of $145,969 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. These interim consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

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

Critical Accounting Policies [NTD – To be updated with Financial Statements]

The interim consolidated financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.

Basis of presentation

These interim consolidated financial statements have been prepared in accordance with U.S. GAAP applicable to development stage enterprises, and are expressed in U.S. dollars.  Our company’s fiscal year end is 30 April.

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

Interest Rate Risk

Our company is not exposed to significant interest rate risk due to the short-term maturity of its monetary assets and liabilities.

Credit Risk

Our company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents. Our company places its cash with financial institutions of high credit worthiness. At times, its cash with a particular financial institution may exceed any applicable government insurance limits.

Currency Risk

Our company’s functional currency is the Canadian dollar, with its reporting currency in U.S. dollars. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. Our company has not, to the date of these interim consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Derivative financial instruments

Our company has not, to the date of these interim consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Basic and diluted net income (loss) per share

Our company computes net income (loss) per share in accordance with ASC 260, “Earnings per Share”.  ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement.  Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.  Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excluded all dilutive potential shares if their effect is anti-dilutive.

Income taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with ASC 740, “Income Taxes”, which requires the use of the asset/liability method of accounting for income taxes.  Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax losses and credit carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Our company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

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

Comprehensive income (loss)

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at July 31 2011, our company has no items that represent a comprehensive income (loss) and, therefore, has not included a schedule of comprehensive income (loss) in the interim consolidated financial statements.

Foreign currency translation

Our company’s functional currency is the Canadian dollar, with its reporting currency in U.S. dollars. The interim consolidated financial statements of the Company are translated to U.S. dollars in accordance with ASC 830, “Foreign Currency Matters”.  Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date.  Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Our company has not, to the date of these interim consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Change in accounting policies

Effective July 1, 2010, our company adopted Accounting Standards Update (“ASU”) No. 2010-11, “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives”.  ASU No. 2010-11 clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Specifically, only one form of embedded credit derivative qualifies for the exemption – one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The amendments in ASU No. 2010-11 are effective for each reporting entity at the beginning of its first fiscal quarter beginning after 15 June 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after 5 March 2010. The adoption of ASU No. 2010-11 did not have a material impact on our company’s interim consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “small reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer (our principal executive officer and our principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer (our principal executive officer and our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer (our principal executive officer and our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended July 31, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.  Risk Factors

As a “small reporting company”, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1	Share Exchange Agreement with Eternity Healthcare Inc. dated December 13, 2010 (Incorporated by reference to our Current Report on Form 8-K filed on December 17, 2010)

(3)	(i) Articles of Incorporation (ii) Bylaws

3.01	Articles of Incorporation of Eternity Healthcare Inc. (formerly Kid’s Book Writer Inc.) (Incorporated by reference to our Registration Statement on Form S-1 filed on June 25, 2008)

3.02	Bylaws of Eternity Healthcare Inc. (formerly Kid’s Book Writer Inc.) (Incorporated by reference to our Registration Statement on Form S-1 filed on June 25, 2008)

3.03	Certificate of Amendment (Incorporated by reference to our Current Report on Form 8-K filed on November 16, 2010)

10	Material Contracts

10.1	Licensing Agreement with ValiMedix Limited, dated March 11, 2010 (Incorporated by reference to our Current Report on Form 8-K filed on December 17, 2010)

21	Subsidiaries

21.1	Eternity Healthcare Inc., a British Columbia corporation

(31)	Rule 13a-14(a)/15d-14(a) Certification

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certification

32.1*	Section 906 Certification under Sarbanes Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ETERNITY HEALTHCARE INC.

Date: September 19, 2011	/s/ Francine Salari
Francine Salari
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)