Form 10-K/A
period 2011-04-30
ETERNITY HEALTHCARE INC.
filed 2011-09-21
CIK 1437822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A
Amendment #1

(Mark One)
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to ________

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
63,575,000 as of August 4, 2011, 2011

DOCUMENTS INCORPORATED BY REFERENCE
None.

Explanatory Note on Amendment:

Eternity Healthcare Inc., (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the year ended April 30, 2011 filed with the Securities and Exchange Commission (the “SEC”) on August 5, 2011 (the “Original Report”) to amend the following:

1) The report of the Company’s independent accounting firm to include the audit of the Company’s financials for the year ended April 30, 2010; and
2) Revised and updated financial statements for the year ended April 30, 2010.

No other changes have been made to the Original Report. This Amendment speaks as of the original filing date of the Original Report, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way and other disclosures made in the Original Report.

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

Item 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended April 30, 2011 and April 30, 2010 that appear elsewhere in this annual report.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.  Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report.

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

SADLER, GIBB & ASSOCIATES, L.L.C.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Eternity Healthcare, Inc. (formerly Kid’s Book Writer, Inc.)
(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Eternity Healthcare, Inc. (formerly Kid’s Book Writer, Inc.) as of April 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows from inception.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eternity Healthcare, Inc. (formerly Kid’s Book Writer, Inc.) as of April 30, 2011 and 2010, and the results of their operations and their cash flows from inception, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company an accumulated deficit of $130,986 as of April 30, 2011 which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Sadler, Gibb & Associates, LLC
Salt Lake City, UT
August 31, 2011

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

Eternity Healthcare Inc.
(formerly Kid’s Book Writer Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENT OF LOSS AND COMPREHENSIVE LOSS
(Expressed in U.S. Dollars)

	For the Year Ended April 30, 2011	From inception on December 10, 2009 through April 30, 2010	From inception on December 10, 2009 through April 30, 2011

EXPENSES
Depreciation	$80	$–	$80
Professional fees	61,828	19,774	81,602
Research and development	29,000	–	29,000
General and administrative	10,313	9,991	20,304

NET LOSS FOR THE PERIOD	$(101,221)	$(29,765)	$(130,986)

COMPREHENSIVE LOSS
Net (loss) for the period	(101,221)	(29,765)	(130,986)
Foreign currency translation adjustments	3,543	(914)	2,629

COMPREHENSIVE LOSS FOR THE PERIOD	$(97,678)	$(30,679)	$(128,357)

COMPREHENSIVE LOSS PER SHARE – BASIC AND DILUTED	$(0.001)	$(0.001)	$(0.002)

NET LOSS PER SHARE – BASIC AND DILUTED	(0.001)	(0.000)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	61,361,438	23,342,466

The accompanying notes are an integral part of these consolidated financial statements.

.
Eternity Healthcare Inc.
(formerly Kid’s Book Writer Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

	For the Year Ended April 30, 2011	From inception on December 10, 2009 through April 30, 2010	From inception on December 10, 2009 through April 30, 2011

OPERATING ACTIVITIES
Net (loss) income for the period	$(101,221)	$(29,765)	$(130,986)
Adjustments to reconcile net cash provided
by operating activities
Depreciation	80	–	80
Expenses paid on behalf of the Company by related parties	7,308	–	7,308
Changes in operating assets and liabilities
Increase in accounts payable and accrued liabilities	6,815	4,943	11,758

Net cash used in operating activities	(87,018)	(24,822)	(111,840)

INVESTING ACTIVITIES

Purchase of equipment (Note 3)	(727)	–	(727)

Net cash used in investing activities	(727)	–	(727)

FINANCING ACTIVITIES
Common shares issued for cash	–	380	380
Proceeds from related party payables	185,020	30,697	215,717
Repayments on related party payables	(31,673)	–	(31,673)

Net cash provided by financing activities	153,347	31,077	184,424

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(12,373)	(914)	(13,257)

INCREASE IN CASH	53,229	5,341	58,600

CASH, beginning of period	5,371	–	–

CASH, end of period	$58,600	$5,341	$58,600

NON CASH INVESTING AND FINANCING ACTIVITIES
Net assets acquired in share agreement	22,879	–	22,879

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
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2011 and 2010
(Expressed in U.S. Dollars)

5.	DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS - continued

As at April 30, 2011, $197,416is payable to a related party of the Company related to operating expenses paid on behalf of the Company and cash advances provided to the Company (April 30, 2010 - $30,697).  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

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

The provisions for refundable federal income tax consists of the following:

	For the Year ended April 30, 2011	From inception on December 10, 2009 to April 30, 2010

Deferred tax asset attributable to:
Current operations	$30,842	$8,781
Non-deductible items	(23)	-
Change in tax rates	(2,564)	(1,339)
Change in valuation allowance	(28,255)	(7,442)

Net refundable amount	$–	$-

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

There are no subsequent events to be reported that occurred during the period from the year ended April 30, 2011 to the date the financial statements were available

Item 9.          Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

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
ETERNITY HEALTHCARE INC.
(Registrant)

Dated: September 21 , 2011	/s/ Francine Salari
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

Dated: September 21 , 2011	/s/ Francine Salari
Francine Salari
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated: September 21 , 2011	/s/ Hassan Salari
Hassan Salari
Director