Form 10-Q
period 2011-10-31
ETERNITY HEALTHCARE INC.
filed 2011-12-12
CIK 1437822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	October 31, 2011
or
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to
Commission File Number	333-172061
ETERNITY HEALTHCARE INC.
(Exact name of registrant as specified in its charter)
Nevada	75-3268426
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
409 Granville Street, Suite 1023, Vancouver, BC, Canada	V6C 1T2
(Address of principal executive offices)	(Zip Code)
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

☒	YES	☐	NO

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
63,575,000 common shares issued and outstanding as of December 8, 2011.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

The following unaudited interim consolidated financial statements of Eternity Healthcare Inc. for the three and six month and periods ended October 31, 2011 are included with this Quarterly Report on Form 10-Q:

(a)	Interim Consolidated Balance Sheets as of October 31, 2011 and April 30, 2011;
(b)
Interim Consolidated Statements of Loss and Comprehensive Loss for the three and six months ended October 31, 2011 and October 31, 2010 and for the period from December 10, 2009 (Inception) through October 31, 2011.

(c)	Interim Consolidated Statements of Cash Flows for the six months ended October 31, 2011 and October 31, 2010 and for the period from December 10, 2009 (Inception) through October 31, 2011.
(d)	Interim Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) since inception through October 31, 2011.
(e)	Notes to Interim Consolidated Financial Statements.

Eternity Healthcare Inc.
(formerly Kid’s Book Writer Inc.)
(A Development Stage Company)
CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
For the six months ended October 31, 2011
(Expressed in U.S. Dollars)

Eternity Healthcare Inc.
(formerly Kid’s Book Writer Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)

	October 31, 2011	April 30, 2011
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$83,976	$58,600
GST/HST receivable	2,297	-
Total Current Assets	86,273	58,600

PROPERTY AND EQUIPMENT	525	647

TOTAL ASSETS	$86,798	$59,247

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$12,799	$12,686
Due to related parties	275,898	197,416

Total Liabilities	288,697	210,102

STOCKHOLDERS’ DEFICIT

CAPITAL STOCK (Note 6)

Authorized
300,000,000 common shares, par value $0.001
Issued and outstanding
October 31, 2011 – 63,575,000 common shares
April 30, 2011 – 63,575,000 common shares	63,575	63,575
Additional paid-in capital	(86,073)	(86,073)
Accumulated other comprehensive gain	616	2,629
Deficit, accumulated during the development stage	(180,017)	(130,986)

Total Stockholders’ Deficit	(201,899)	(150,855)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$86,798	$59,247

The accompanying notes are an integral part of these consolidated financial statements.

Eternity Healthcare Inc.
(formerly Kid’s Book Writer Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
(Expressed in U.S. Dollars)
(Unaudited)

	For the three month period ended October 31, 2011	For the three month period ended October 31, 2010	For the six month period ended October 31, 2011	For the six month period ended October 31, 2010	From inception on December 10, 2009 through October 31, 2011

EXPENSES
Depreciation	$61	$-	$126	$-	$206
General and administrative	5,855	-	10,472	209	30,776
Management fee	-	-	-	30,000	-
Professional fees	28,132	788	38,433	5,123	120,035
Research and development	-	-	-	-	29,000

NET LOSS FOR THE PERIOD	$(34,048)	$(788)	$(49,031)	$(35,332)	$(180,017)

COMPREHENSIVE LOSS
Net loss for the period	(34,048)	(788)	(49,031)	$(35,332)	$(180,017)
Foreign currency translation adjustments	10,974	-	(2,013)	-	616

COMPREHENSIVE LOSS FOR THE PERIOD	$(23,074)	$(788)	$(51,044)	(35,332)	(179,401)

NET LOSS PER SHARE – BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	63,575,000	60,000,000	63,575,000	60,000,000

The accompanying notes are an integral part of these consolidated financial statements.

Eternity Healthcare Inc.
(formerly Kid’s Book Writer Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)
(Unaudited)

	For the six month period ended October 31, 2011	For the six month period ended October 31, 2010	From inception on December 10, 2009 through October 31, 2011

OPERATING ACTIVITIES
Net (loss) income for the period	$(49,031)	$(35,332)	$(180,017)
Adjustments to reconcile net cash provided by operating activities:
Depreciation	126	-	206
Expenses paid on behalf of the Company by related parties	-	-	7,308
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued liabilities	-	(2,200)	11,758
Shares issued for services	-	30,000	-
Increase (decrease) in HST/GST receivable	(2,297)	-	(2,297)
Increase in due to related parties	-	7,533	-

Net cash used in operating activities	(51,202)	1	(163,042)

INVESTING ACTIVITIES Purchase of equipment	-	-	(727)
Net cash used in investing activities	-	-	(727)

FINANCING ACTIVITIES
Common shares issued for cash	-	-	380
Proceeds from related party payables	73,884	-	289,601
Repayments on related party payables	-	-	(31,673)

Net cash provided by financing activities	73,884	-	258,308

EFFECT OF EXCHANGE RATE CHANGES ON CASH	2,694	-	(10,563)

INCREASE IN CASH	25,376	1	83,976

CASH, beginning of period	58,600	-	-

CASH, end of period	$83,976	$1	$83,976

The accompanying notes are an integral part of these consolidated financial statements.

Eternity Healthcare Inc.
(formerly Kid’s Book Writer Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Expressed in U.S. Dollars)

	Shares	Amount ($0.001 par)	Additional paid-in capital	Accumulated OCI	Accumulated deficit	Total

Balance as at December 10, 2009 (inception)	-	$-	$-	$-	$-	$-

Common shares issued for cash on December 10, 2009 (Notes 1 and 6)	60,000,000	60,000	(59,620)	-	-	380

Currency translation adjustment	-	-	-	(914)	-	(914)

Net loss for the period ended April 30, 2010	-	-	-	-	(29,765)	(29,765)

Balance as at April 30, 2010	60,000,000	60,000	(59,620)	(914)	(29,765)	(30,299)

Recapitalization (Notes 1 and 6)	3,575,000	3,575	(26,453)	-	-	(22,878)

Currency translation adjustment	-	-	-	3,543	-	3,543

Net loss for the year ended April 30, 2011	-	-	-	-	(101,221)	(101,221)

Balance as at April 30, 2011	63,575,000	63,575	(86,073)	2,629	(130,986)	(150,855)

Currency translation adjustment (Unaudited)	-	-	-	(2,013)	-	(2,013)

Net loss for the period (Unaudited)	-	-	-	-	(49,031)	(49,031)

Balance as at October 31, 2011 (Unaudited)	63,575,000	$63,575	$(86,073)	$616	$(180,017)	$(201,899)

The accompanying notes are an integral part of these consolidated financial statements.

Eternity Healthcare Inc.
(formerly Kid’s Book Writer Inc.)
(A Development Stage Company)
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2011 and April 30, 2011
(Expressed in U.S. Dollars)
(Unaudited)

1.	CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at October 31, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2011 audited financial statements.  The results of operations for the period ended October 31, 2011 and 2011 are not necessarily indicative of the operating results for the full year.

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
October 31, 2011 and April 30, 2011
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

Foreign currency translation

The Company’s functional currency is the Canadian dollar and reporting currency is the U.S. dollar.  All transactions initiated in other currencies are translated into the reporting currency in accordance with ASC 830, “Foreign Currency Matters” as follows:

i)	Assets and liabilities at the rate of exchange in effect at the balance sheet date, and
ii)	Revenue and expense items at rate of exchange at the dates on which those elements are recognized.

Gains and losses on translation are included in other comprehensive income (loss) in stockholders’ deficiency for the period.

4.	DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

As at October 31, 2011, $ 275,898 is payable to a related party of the Company related to operating expenses paid on behalf of the Company and cash advances provided to the Company (April 30, 2011 - $ 197,416).  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

5.	SUBSEQUENT EVENTS

There are no subsequent events to be reported that occurred during the period from the period ended October 31, 2011 to the date the financial statements were available.

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

As used in this quarterly report, the terms, “we”, “us”, “our” and “our company” refer to Eternity Healthcare Inc. and our wholly owned subsidiary Eternity Healthcare Inc., a British Columbia corporation, unless the context clearly requires or states otherwise.

General Overview

We were incorporated in the State of Nevada on October 24, 2007 as an online services company under the name Kid’s Book Writer, Inc. On September 23, 2010, we changed our name to Eternity Healthcare Inc., and we effected a reverse split of our issued and outstanding common stock on a 10 old shares for 1 new share basis.   Our business offices are located at 409 Granville Street, Suite 1023, Vancouver, BC, V6C 1T2 and our telephone number is 604-324-4844.

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

On December 10, 2010 we entered into and completed a share exchange agreement with Eternity Healthcare Inc., a British Columbia corporation, wherein we acquired Eternity BC as our wholly owned subsidiary and abandoned our former business to focus on the operations of Eternity BC.

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

On March 11, 2010, we entered into a license agreement with Valimedix Limited, a United Kingdom corporation, pursuant to which we were granted the right to market and distribute 15 unique self diagnostic products developed by Valimedix on an exclusive basis in Canada, and a on a non-exclusive basis in the United States.  We also have the right to market the products with Valimedix SELFCheck trademark.  As consideration, we paid Valimedix a one-time fee of $10,000 and agreed to a three percent royalty on net revenues from the sales of Valimedix products.  The term of the agreement is for 20 years and may be renewed for an additional 10 years if we meet specified sales targets.  During the 20 year term of this agreement we are required to purchase a minimum of $1,000,000 worth of products from Valimedix.

Over the next 12 months, we plan to obtain regulatory approvals for the products and enter into distribution agreements with various retailers. We plan to expand our website to include the option to purchase our products online.  We anticipate producing promotional materials and advertising in medical journals as well as consumer magazines. In order to carry out these plans, we anticipate hiring a marketing manager, a quality control manager and 3 people for packaging and shipping.  We will require approximately $500,000 in order to achieve these objectives and there can be no assurance that we will be able to raise the required funds.

Results of Operations for the Three and Six Months Ended October 31, 2011 and 2010

The following summary of our results of operations should be read in conjunction with our unaudited interim consolidated financial statements for the quarter ended October 31, 2011 which are included herein.

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue our business activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Our operating results for the three and six month periods ended October 31, 2011 and 2010 and the changes between those periods for the respective items are summarized as follows:

	Three Month Period Ended October 31, 2011		Three Month Period Ended October 31, 2010		Change Between Three Month Periods Ended October 31, 2011 and October 31, 2010
Revenue	$	Nil	$	Nil	$	Nil
Operating expenses		$34,048		$788		$33,260
Net loss		$(34,048)		$(788)		$(33,260)

Our expenses increased during the three month period ended October 31, 2011 compared to the same period in 2010 primarily as a result of increased depreciation, general and administrative expenses and professional fees.

	Six Month Period Ended October 31, 2011		Six Month Period Ended October 31, 2010		Change Between Six Month Periods Ended October 31, 2011 and October 31, 2010
Revenue	$	Nil	$	Nil	$	Nil
Operating expenses		$49,031		$35,332		$13,669
Net loss		$(49,031)		$(35,332)		$(13,669)

Our expenses increased during the six month period ended October 31, 2011 compared to the same period in 2010 primarily as a result of increased depreciation, general and administrative expenses and professional fees.

Revenues

We have not earned any revenues to date, and have incurred $180,017 in expenses from December 10, 2009 (date of inception) through October 31, 2011.

Expenses

Our expenses for the three months ended October 31, 2011 and 2010 and for the period from December 10, 2009 (inception) through October 31, 2011 are outlined in the table below:

	Three Month Period Ended October 31, 2011 ($)	Three Month Period Ended October 31, 2010 ($)	Six Month Period Ended October 31, 2011 ($)	Six Month Period Ended October 31, 2010 ($)	For the Period from December 10, 2009 (Inception) through October 31, 2011 ($)
Depreciation	61	Nil	126	Nil	206
General and administrative	5,855	Nil	10,472	209	30,776
Management fees	Nil	Nil	Nil	30,000	Nil
Professional fees	28,132	788	38,433	5,123	120,035
Research and development	Nil	Nil	Nil	Nil	29,000

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

Liquidity and Financial Condition

Working Capital

	At October 31, 2011 ($)	At April 31, 2011 ($)
Current Assets	86,273	58,600
Current Liabilities	288,697	210,102
Working Capital/(Deficit)	(202,424)	(151,502)

Cash Flows

	Six Months Ended October 31, 2011 ($)	Six Months Ended October 31, 2010 ($)	For the Period from December 10, 2009(Inception) through October 31, 2011 ($)
Cash Flows provided by/(used in) Operating Activities	(51,202)	1	(163,042)
Cash Flows provided by/(used in) Investing Activities	Nil	Nil	(727)
Cash Flows provided by/(used in) Financing Activities	73,884	Nil	258,308
Net Increase (Decrease) in Cash During Period	25,376	1	83,976

As of October 31, 2011, our total assets were $86,798 and our total liabilities were $288,697 and we had a working capital deficit of $202,424. Our unaudited financial statements report a net loss of $34,048 for the three months ended October 31, 2011 compared to a net loss of $788 for the same period in 2010, a net loss of $49,031 for the six months ended October 31, 2011 compared to a net loss of $35,332 for the same period in 2010 and a net loss of $180,017 for the period from December 10, 2009 (inception) to October 31, 2011.

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

Going Concern

The interim consolidated financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of October 31, 2011, our company has accumulated losses of $180,017 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. These interim consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

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

As of the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer (our principal executive officer and our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer (our principal executive officer and our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report due to the material weaknesses in our internal controls over financial reporting identified in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on August 5, 2011.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended October 31, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  [Removed and Reserved]

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description
(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1	Share Exchange Agreement with Eternity Healthcare Inc. dated December 13, 2010 (Incorporated by reference to our Current Report on Form 8-K filed on December 17, 2010)

(3)	(i) Articles of Incorporation (ii) Bylaws

3.01	Articles of Incorporation of Eternity Healthcare Inc. (formerly Kid’s Book Writer Inc.) (Incorporated by reference to our Registration Statement on Form S-1 filed on June 25, 2008)

3.02	Bylaws of Eternity Healthcare Inc. (formerly Kid’s Book Writer Inc.) (Incorporated by reference to our Registration Statement on Form S-1 filed on June 25, 2008)

3.03	Certificate of Amendment (Incorporated by reference to our Current Report on Form 8-K filed on November 16, 2010)

10	Material Contracts

10.1	Licensing Agreement with ValiMedix Limited, dated March 11, 2010 (Incorporated by reference to our Current Report on Form 8-K filed on December 17, 2010)

21	Subsidiaries

21.1	Eternity Healthcare Inc., a British Columbia corporation

(31)	Rule 13a-14(a)/15d-14(a) Certification

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certification

32.1*	Section 906 Certification under Sarbanes Oxley Act of 2002

101**	Interactive Data File

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*      Filed herewith

**
Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ETERNITY HEALTHCARE INC.

Date: December 12, 2011	/s/ Francine Salari
Francine Salari
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)