Form 10-Q
period 2012-01-31
ETERNITY HEALTHCARE INC.
filed 2012-03-07
CIK 1437822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2012

or

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
63,575,000 common shares issued and outstanding as of March 1, 2012.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

The following unaudited interim consolidated financial statements of Eternity Healthcare Inc. for the three and nine month periods ended January 31, 2012 are included with this Quarterly Report on Form 10-Q:

(a)	Interim Condensed Consolidated Balance Sheets as of January 31, 2012 and April 30, 2011;
(b)
Interim Condensed Consolidated Statements of Loss and Comprehensive Loss for the three and nine months ended January 31, 2012 and January 31, 2011 and for the period from December 10, 2009 (Inception) through January 31, 2012.

(c)	Interim Condensed Consolidated Statements of Cash Flows for the nine months ended January 31, 2012 and January 31, 2011 and for the period from December 10, 2009 (Inception) through January 31, 2012.
(d)	Condensed Notes to Interim Consolidated Financial Statements.

Eternity Healthcare Inc.
(formerly Kid’s Book Writer Inc.)
(A Development Stage Company)
INTERIM CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
For the nine months ended January 31, 2012
(Expressed in U.S. Dollars)

Eternity Healthcare Inc.
(formerly Kid’s Book Writer Inc.)
(A Development Stage Company)
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)

	January 31, 2012	April 30, 2011
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$103,364	$58,600
Tax refunds receivable	5,740	-
Total Current Assets	109,104	58,600

PROPERTY AND EQUIPMENT, net	464	647

TOTAL ASSETS	$109,568	$59,247

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$12,832	$12,686
Related party payables	335,564	197,416

Total Liabilities	348,396	210,102

STOCKHODERS’ DEFICIT

Capital Stock - Authorized
300,000,000 common shares, par value $0.001
Capital Stock - Issued and outstanding
January 31, 2012 – 63,575,000 common shares
April 30, 2011 – 63,575,000 common shares	63,575	63,575
Additional paid-in capital	(86,073)	(86,073)
Accumulated other comprehensive gain	(1,541)	2,629
Deficit, accumulated during the development stage	(214,789)	(130,986)

Total Stockholders’ Deficit	(238,828)	(150,855)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$109,568	$59,247

The accompanying notes are an integral part of these condensed consolidated financial statements.

Eternity Healthcare Inc.
(formerly Kid’s Book Writer Inc.)
(A Development Stage Company)
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
(Expressed in U.S. Dollars)
(Unaudited)

	For the three month period ended January 31, 2012	For the three month period ended January 31, 2011	For the nine month period ended January 31, 2012	For the nine month period ended January 31, 2011	From inception on December 10, 2009 through January 31, 2012
REVENUE	$-	$-	$-	$-	$-
EXPENSES
Depreciation	57	60	183	80	263
General and administrative	5,494	885	15,966	1,950	36,270
Professional fees	29,221	25,900	67,654	32,213	149,256
Research and development	-	-	-	28,999	29,000

NET LOSS FOR THE PERIOD	$(34,772)	$(26,845)	$(83,803)	$(63,242)	$(214,789)

COMPREHENSIVE LOSS
Net (loss) for the period	(34,772)	(26,845)	(83,803)	$(63,242)	$(214,789)
Foreign currency translation adjustments	(2,157)	(573)	(4,170)	(1,494)	(1,541)

COMPREHENSIVE LOSS FOR THE PERIOD	$(36,929)	$(27,418)	$(87,973)	$(64,736)	$(216,330)

COMPREHENSIVE LOSS PER SHARE – BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

NET LOSS PER SHARE – BASIC AND DILUTED	(0.00)	(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	63,575,000	61,904,076	63,575,000	60,634,692

The accompanying notes are an integral part of these condensed consolidated financial statements.

Eternity Healthcare Inc.
(formerly Kid’s Book Writer Inc.)
(A Development Stage Company)
INTERIM CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Expressed in U.S. Dollars)
(Unaudited)

	For the nine month period ended January 31, 2012	For the nine month period ended January 31, 2011	From inception on December 10, 2009 through January 31, 2012
OPERATING ACTIVITIES
Net loss for the period	$(83,803)	$(63,242)	$(214,789)
Adjustments to reconcile net cash provided by operating activities:
Depreciation	183	80	263
Expenses paid on behalf of the Company by related parties	-	4,966	7,308
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued liabilities	-	3,538	11,758
Increase (decrease) in tax refunds receivable	(5,740)		(5,740)

Net cash used in operating activities	(89,360)	(54,658)	(201,200)

INVESTING ACTIVITIES
Purchase of equipment	-	(727)	(727)

Net cash used in investing activities	-	(727)	(727)

FINANCING ACTIVITIES
Common shares issued for cash	-	-	380
Proceeds from related party payables	132,312	70,267	348,029
Repayments on related party payables	-	-	(31,673)

Net cash provided by financing activities	132,312	70,267	316,736

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,812	(1,494)	(11,445)

INCREASE IN CASH	44,764	13,388	103,364

CASH, beginning of period	58,600	5,341	-

CASH, end of period	$103,364	$18,729	$103,364

The accompanying notes are an integral part of these condensed consolidated financial statements.

Eternity Healthcare Inc.
(formerly Kid’s Book Writer Inc.)
(A Development Stage Company)
CONDENSED NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2012 and April 30, 2011
(Expressed in U.S. Dollars)

1.	NATURE AND CONTINUANCE OF OPERATIONS

Eternity Healthcare Inc. (the “Company”) was incorporated under the laws of the State of Nevada on October 24, 2007 under the name Kid’s Book Writer, Inc. (“KBW”).  On September 23, 2010, KBW changed its name to Eternity Healthcare Inc., and affected a reverse stock split of the issued and outstanding common stock at a factor of 10 to 1.  The Company is focused on offering an extensive range of diagnostic kits, general lifestyle supplements and many other management products and resources.

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

The Share Exchange Agreement, which represents a majority of the then issued and outstanding shares of the Company, constituted a change in control of the Company.  The acquisition of Eternity BC was accounted for as a reverse acquisition in accordance with Accounting Standards Codification (“ASC”) 805-40, “Business Combinations”.  The Company determined for accounting and reporting purposes that Eternity BC is the acquirer because of the significant holdings and influence of the control group of the Company before and after the acquisition.  As a result of the transaction, Eternity BC shareholders own approximately 94.4% of issued and outstanding common stock of the Company on a diluted basis.

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

On May 11, 2010, the Company entered into a distribution and sale agreement (the “Distribution Agreement”) with ValiMedix Limited (“ValiMedix”).  ValiMedix is incorporated under the laws of the United Kingdom as a private limited company.  ValiMedix is a wholly-owned subsidiary of ValiRx PLC (“ValiRx”), a company incorporated under the laws of United Kingdom and listed on the AIM market of the London Stock Exchange PLC.  Under the terms of the Distribution Agreement, the Company has the exclusive distribution rights to distribute, market, promote, detail, advertise and sell certain products (the “Licensed Products”) in Canada and the United States as defined in the agreement.

Eternity Healthcare Inc.
(formerly Kid’s Book Writer Inc.)
(A Development Stage Company)
CONDENSED NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2012 and April 30, 2011
(Expressed in U.S. Dollars)

1.	NATURE AND CONTINUANCE OF OPERATIONS (Continued)

Since signing the Distribution Agreement with ValiMedix, the Company has emerged in organizational and start up activities, including developing a new business plan, making arrangements for office space and raising additional capital.  The Company has generated no revenue from product sales and does not have any pharmaceutical products currently available for sale.

2.	CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at January 31, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2011 audited financial statements. The results of operations for the period ended January 31, 2012 and 2011 are not necessarily indicative of the operating results for the full year.

3.	GOING CONCERN

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

4.	SIGNIFICANT ACCOUNTING POLICIES

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

Eternity Healthcare Inc.
(formerly Kid’s Book Writer Inc.)
(A Development Stage Company)
CONDENSED NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2012 and April 30, 2011
(Expressed in U.S. Dollars)

4.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Foreign Currency Translation

The Company’s functional currency is the Canadian dollar and reporting currency is the U.S. dollar. All transactions initiated in other currencies are translated into the reporting currency in accordance with ASC 830, “Foreign Currency Matters” as follows:

i)	Assets and liabilities at the rate of exchange in effect at the balance sheet date, and
ii)	Revenue and expense items at rate of exchange at the dates on which those elements are recognized.

Gains and losses on translation are included in other comprehensive income (loss) in stockholders’ deficiency for the period.

5.	RELATED PARTY PAYABLES AND RELATED PARTY TRANSACTIONS

For the Year Ended April 30, 2011

As at April 30, 2010, the Company owed $30,697 to related parties.  During the year ended April 30, 2011, the Company borrowed an additional $185,020 in cash, made repayments of $31,673 and acquired additional related party payables of $6,064 in the reverse acquisition with Eternity BC.  The related parties also paid for $7,308 of expenses on behalf of the Company, leaving an outstanding balance due to related parties of $197,416 at April 30, 2011.

For the Nine Months Ended January 31, 2012

As at April 30, 2011, the Company owed $197,416 to related parties.  During the nine months ended January 31, 2012, the Company borrowed $132,312 in cash (adjusted for effects of exchange rates on cash of $5,836), leaving an outstanding balance due to related parties of $335,564 at January 31, 2012.

Eternity Healthcare Inc.
(formerly Kid’s Book Writer Inc.)
(A Development Stage Company)
CONDENSED NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2012 and April 30, 2011
(Expressed in U.S. Dollars)

6.	SUBSEQUENT EVENTS

There are no subsequent events to be reported that occurred during the period from the period ended January 31, 2012 to the date the financial statements were available.

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

From inception on December 10, 2009 to December 13, 2010, we planned to develop a website for children to create their own books.  We intended to offer a pure online service designed to offer children and parents an ability to create their own book. Customers were to be able to log on to the service, pick a theme (i.e. birthday, family outing, vacation, special occasion such as Christmas / Easter, sporting event, summer camp, etc.), and the software would offer several options, including various book templates, backgrounds, page sizes, the ability to write your own story or have some guidance, etc.  We were unable to find sufficient financing for this business model.

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

On March 11, 2010, we entered into a license agreement with Valimedix Limited, a United Kingdom corporation, pursuant to which we were granted the right to market and distribute 15 unique self diagnostic products developed by Valimedix on an exclusive basis in Canada, and a on a non-exclusive basis in the United States.  We also have the right to market the products with the Valimedix SELFCheck trademark.  As consideration, we paid Valimedix a one-time fee of $10,000 and agreed to a three percent royalty on net revenues from the sales of Valimedix products.  The term of the agreement is for 20 years and may be renewed for an additional 10 years if we meet specified sales targets.  During the 20 year term of this agreement we are required to purchase a minimum of $1,000,000 worth of products from Valimedix.

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

Results of Operations for the Three and Nine Months Ended January 31, 2012 and 2011

The following summary of our results of operations should be read in conjunction with our unaudited interim consolidated financial statements for the quarter ended January 31, 2012 which are included herein.

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue our business activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Our operating results for the three and nine month periods ended January 31, 2012 and 2011 and the changes between those periods for the respective items are summarized as follows:

	Three Month Period Ended January 31, 2012		Three Month Period Ended January 31, 2011		Change Between Three Month Periods Ended January 31, 2012 and January 31, 2011
Revenue	$	Nil	$	Nil	$	Nil
Operating expenses		$34,772		$26,845		$7,927
Net loss		$(34,772)		$(26,845)		$(7,927)

Our expenses increased during the three month period ended January 31, 2012 compared to the same period in 2011 primarily as a result of increased general and administrative expenses and professional fees.

	Nine Month Period Ended January 31, 2012		Nine Month Period Ended January 31, 2011		Change Between Nine Month Periods Ended January 31, 2012 and January 31, 2011
Revenue	$	Nil	$	Nil	$	Nil
Operating expenses		$83,803		$63,242		$20,561
Net loss		$(83,803)		$(63,242)		$(20,561)

Our expenses increased during the nine month period ended January 31, 2012 compared to the same period in 2011 primarily as a result of increased depreciation, general and administrative expenses and professional fees.

Revenues

We have not earned any revenues to date, and have incurred $214,789 in expenses from December 10, 2009 (date of inception) through January 31, 2012.

Expenses

Our expenses for the three and nine months ended January 31, 2012 and 2011 and for the period from December 10, 2009 (inception) through January 31, 2012 are outlined in the table below:

	Three Month Period Ended January 31, 2012		Three Month Period Ended January 31, 2011		Nine Month Period Ended January 31, 2012		Nine Month Period Ended January 31, 2011	For the Period from December 10, 2009 (Inception) through January 31, 2012
Depreciation		$57		$60		$183	$80	$263
General and administrative		$5,494		$885		$15,966	$1,950	$36,270
Professional fees		$29,221		$25,900		$67,654	$32,213	$149,256
Research and development	$	Nil	$	Nil	$	Nil	$28,999	$29,000

Professional Fees

Professional fees include accounting and auditing expenses incurred in connection with the preparation and audit of our financial statements and professional fees that we pay to our legal counsel. Our accounting and auditing expenses were incurred in connection with the preparation of our audited financial statements and unaudited interim consolidated financial statements and our preparation and filing of a registration statement with the SEC. Our legal expenses represent amounts paid to legal counsel in connection with our corporate organization.

Liquidity and Financial Condition

Working Capital

	At January 31, 2012	At April 31, 2011 ($)
Current Assets	$109,104	$58,600
Current Liabilities	$348,396	$210,102
Working Capital Deficit	$(239,292)	$(151,502)

Cash Flows

	Nine Month Period Ended January 31, 2012 ($)	Nine Month Period Ended January 31, 2011 ($)	For the Period from December 10, 2009 (Inception) through January 31, 2012 ($)
Cash Flows used in Operating Activities	(89,360)	(54,658)	(201,200)
Cash Flows used in Investing Activities	Nil	(727)	(727)
Cash Flows provided by Financing Activities	132,312	70,267	316,736
Net Increase in Cash During Period	44,764	13,388	103,364

As of January 31, 2012, our total assets were $109,568 and our total liabilities were $348,396 and we had a working capital deficit of $239,292. Our unaudited financial statements report a net loss of $34,772 for the three months ended January 31, 2012 compared to a net loss of $26,845 for the same period in 2011, a net loss of $83,803 for the nine months ended January 31, 2012 compared to a net loss of $63,242 for the same period in 2011 and a net loss of $214,789 for the period from December 10, 2009 (inception) to January 31, 2012.

Plan of Operation

The following discussion of our financial condition and results of operations should be read together with our unaudited financial statements and the notes thereto included elsewhere in this filing. Our unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements.

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

Going Concern

The interim consolidated financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of January 31, 2012, our company has accumulated losses of $214,789 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. These interim consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

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

Changes in Internal Control over Financial Reporting

During the period covered by this report there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4.  Mining Safety Disclosures

Not applicable.

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

ETERNITY HEALTHCARE INC.

Date: March 7, 2012	/s/ Francine Salari
Francine Salari
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)