Form 10-K
period 2012-04-30
ETERNITY HEALTHCARE INC.
filed 2012-07-19
CIK 1437822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	April 30, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	☐ to ☐

Commission file number	000-53376

ETERNITY HEALTHCARE INC.
(Exact name of registrant as specified in its charter)

Nevada	75-3268426
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8755 Ash Street, Suite 1, Vancouver BC Canada	V6P 6T3
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	(855) 324-1110

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

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

Yes ☒ No ☐

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
Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on October 31, 2011 was $Nil based on a $Nil average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
63,575,000 common shares as of July 16, 2012.

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

General Overview

We were incorporated in the State of Nevada on October 24, 2007 as an online services company under the name Kid’s Book Writer, Inc. On September 23, 2010, we changed our name to Eternity Healthcare Inc., and we effected a reverse split of our issued and outstanding common stock on a 10 old shares for 1 new share basis.  Our business offices are located at 8755 Ash Street, Suite 1, Vancouver, BC V6P 6T3. Our telephone number is (855) 324-1110.

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

Our Current Business

We are a medical device company that, subject to government approval, plans to distribute in-home medical diagnostic kits and Needle-free Injection system throughout North America.  Since we have not yet been granted such approvals, we cannot currently offer any products.  The products which we hope to distribute differ from other current offerings by allowing ordinary people to perform diagnostic testing on themselves with a high degree of accuracy and without the need for the use of professionals such as nurses and technicians. Also, our Needle-free injection device will allow people to inject medicine without the need for a needle.

On March 11, 2010, we entered into a License Agreement with Valimedix Limited, a United Kingdom corporation, pursuant to which we were granted the right to market and distribute 15 unique self diagnostic products developed by Valimedix on an exclusive basis in Canada, and a on a non-exclusive basis in the United States.  We also have the right to market the products with Valimedix SELFCheck trademark.  As consideration, we paid Valimedix a onetime fee of $10,000.  On May 3, 2012, we entered into an agreement with Veda Labs of France and Healthy Europe of Italy to market a set of home-based diagnostic kits under the brand name “Prima Home Test” throughout North America. Further on June 25, 2012we entered into a marketing agreement to sell a device which does not require a needle for injection of medicine to the body from Mike Medical Company and its affiliate MK Global both of South Korea. We have the exclusive marketing rights for this device throughout North America.

Over the next 12 months, we plan to obtain regulatory approvals for the products licensed from the above companies and enter into distribution agreements with various retailers. We plan to expand our website to include the option to purchase our products online.  We anticipate producing promotional materials and advertising in medical journals as well as consumer magazines. In order to carry out these plans, we anticipate hiring a marketing manager, a quality control manager and 3 people for packaging and shipping.  We will require approximately $2,000,000 in order to achieve these objectives and there can be no assurance that we will be able to raise the required funds.

Principal Products

Our ability to offer test kits to potential retail customers is dependent on obtaining the required regulatory approvals.  Since we have not yet been granted such approvals, we cannot currently offer any products.  Subject to government approval, we will be able to offer the following in-home diagnostic test kits in North America, with an estimated additional 20 kits being launched in 2012 and 2013.  We believe we will need approximately $250,000 to undergo the regulatory review process for at least some of our products.  Our ability to offer the estimated additional 20 kits being launched in 2012 and 2013 is entirely dependent on our ability to raise the required $2,000,000 in order to secure government approval and develop a distribution network for our products.  However, even if we are able to raise the required funds, there can be no assurance that we will be able to government approval and develop a distribution network for our products.  Once we secure the required funds and are able to obtain governmental approval for our currently available products, and develop a distribution network, we believe we will be able to enter into additional distribution agreements with identified European developers of test kits.  We are currently in discussion with other companies, for launching various diagnostic kits, and devices.

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

According to the WHO (World Health Organization) estimates in 2010, there are 240 million diabetics worldwide, with numbers on an upward trend. Untreated diabetes leads primarily to diseases of the blood vessels, kidney malfunction (glomerulosclerosis), retinal damage (retinopathy, loss of sight) or blockage of major blood vessels (stroke, heart attack). For this reason, it is extremely important that diabetes be diagnosed early in order that it can be appropriately treated.

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

Multi Drug Test

This is a testing kit for testing of any combination of the following drugs:

Cocaine (COC), Amphetamine (AMP), Methamphetamine including Ecstasy (mAMP), Cannabis (THC), Opiates including  Heroin (OPI), and Benzodiazepines (BZO).

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

Damage to the inner surface of the small intestine is caused by a reaction to the ingestion of gluten. Gluten is the most common name for specific proteins found in all forms of wheat, rye and barley that are harmful to persons with coeliac disease. The Gluten Intolerance Test can aid in diagnosing coeliac disease, but the final diagnosis must be confirmed by a doctor.

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

Markets, Customers and Distribution

We are attempting to provide a partial solution to the increasing cost of healthcare in Canada.  We are initially going to limit our products to distribution in Canada, but will look at expanding into the US in the future and other North American countries.  Our management believes that the most likely marketplace for our products will be community based healthcare providers whose role will be to deliver more cost effective services and management to reduce the work load on centralized district general hospital facilities. We believe that acceptance and implementation of in-home screening tests offers direct savings in terms of early detection of disease and consequently faster clinical and medical interventions where abnormal outcomes occur.

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

Competition

We do not believe that there are direct competitors for our in home screening products in the market at the present time.  However, once we obtain the requisite regulatory approvals for our products and are able to begin sales, we hope to compete with standard diagnostic facilities such as medical or clinical laboratories as well as doctors’ offices.  These competitors have longer operating histories, better industry recognition and, in many cases, greater financial resources than we do.  Additionally, they are the established choice for diagnostics and consumers likely will have more confidence in them. In order for us to successfully compete in our industry we will need to:

●	Establish the accuracy of our products;
●	Build our brand recognition;
●	Establish and develop relationships with distributors and retailers; and
●	Increase our financial resources.

However, there can be no assurance that, even if we do these things, we will be able to compete effectively with the other companies in our industry. Nor can there be any assurance that we will receive the required government approvals.

Once we obtain the requisite regulatory approvals, we believe that we will be able to compete effectively in our industry because:

●	standard diagnostics test at established providers are costly;
●	our products can eliminate the requirement to travel in order to have tests performed;
●	our products can eliminate the need to see general physicians before tests can be performed; and
●	our products allow the consumer more privacy in matters which they do not wish to share with their physicians.

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

Research and Development

During the years ended April 30, 2012 and 2011 we incurred research and development expenses of $80,360 and $29,000, respectively.

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

Class II products are those which do not need to be injected or inserted into the patient (non-invasive).  Often these tests kits are approved and sold in other parts of the world, but yet to be sold in Canada. The products which we are current focusing on distributing, and which are mentioned in this Prospectus, all belong to Class II. In order to secure the necessary license for these products, we are required to submit all the documentation which lead to the approval of the products in other countries. In our case, all of our products are already approved in Europe. Consequently, we are required to submit to the Canadian regulatory agency all the scientific data, results, approval process and certificates of good quality management, ISO 13485. Usually, products which have the ISO accreditation and approved by FDA or the European Union will qualify for approval in Canada. We anticipate that it will take 3-4 months following submission of the material to the Canadian Health Agency to obtain the license for marketing of the diagnostic tests in Canada.

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

a.	Who is importing and/or selling medical devices in Canada,

b.	The identity of the manufacturers of the devices sold by the holder of the license holder, as well as the classification of those devices,

c.	The identity of manufacturers of Class I and II devices.

2.
To require license holders to provide some assurance to the Inspectorate that they have met the regulatory requirements and have documented procedures in place, where applicable, related to distribution record, complaint handling, recalls, mandatory problem reporting and for handling, storage, delivery, installation, and servicing, with respect to the medical devices they sell.

Depending on the outcome of the regulatory review process for our products, we believe that the cost of obtaining required regulatory approvals will be anywhere from $300to $10,000 per product.  The large variation is due to the uncertainty whether the products’ current European approvals will be accepted in North America.

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

Employees

As of July 16, 2012 we had 3 consultants, working on our business. We plan to hire 5 full-time employees and 3 additional consultants to work for us on marketing, distribution, commercialization of our products.

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

Much of the information included in this annual report includes or is based upon estimates, projections or other “forward looking statements”. Such forward looking statements include any projections and estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other “forward looking statements” involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward looking statements”.

Risks Related to Our Business

We have a history of losses and no revenues, which raise substantial doubt about our ability to continue as a going concern.

From inception to April 30, 2012, we have incurred aggregate net losses of $315,636. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will order products, the size of customers’ orders, the demand for our products, and the level of competition and general economic conditions.

Our company’s operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. No assurance can be given that we may be able to operate on a profitable basis.

Due to the nature of our business and the early stage of our development, our securities must be considered highly speculative. We have not realized a profit from our operations to date and there is little likelihood that we will realize any profits in the short or medium term. Any profitability in the future from our business will be dependent upon the successful commercialization or licensing of our core products, which themselves are subject to numerous risk factors as set forth below.

We expect to continue to incur development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flows until our products gain market acceptance sufficient to generate a commercially viable and sustainable level of sales, and/or additional products are developed and commercially released and sales of such products made so that we are operating in a profitable manner. Our history of losses and no revenues raise substantial doubt about our ability to continue as a going concern.

We have had negative cash flows from operations since inception. We will require significant additional financing, the availability of which cannot be assured, and if our company is unable to obtain such financing, our business may fail.

To date, we have had negative cash flows from operations and have depended on sales of our equity securities and debt financing to meet our cash requirements. We may continue to have negative cash flows. We have estimated that we will require approximately $2,000,000 to carry out our business plan for the next twelve months. There is no assurance that actual cash requirements will not exceed our estimates. We will require additional financing to finance working capital and pay for operating expenses and capital requirements until we achieve a positive cash flow.

Our ability to market and sell our medical devices will be dependent upon our ability to raise significant additional financing. If we are unable to obtain such financing, we will not be able to fully develop our business. Specifically, we will need to raise additional funds to:

●	support our planned growth and carry out our business plan;
●	hire top quality personnel for all areas of our business; and
●	address competing technological and market developments.

We may not be able to obtain additional equity or debt financing on acceptable terms as required. Even if financing is available, it may not be available on terms that are favorable to us or in sufficient amounts to satisfy our requirements. Any additional equity financing may involve substantial dilution to our then existing shareholders. If we require, but are unable to obtain, additional financing in the future, we may be unable to implement our business plan and our growth strategies, respond to changing business or economic conditions, withstand adverse operating results and compete effectively. More importantly, if we are unable to raise further financing when required, we may be forced to scale down our operations and our ability to generate revenues may be negatively affected.

We have a limited operating history and if we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations.

We have no history of revenues from operations and have no significant tangible assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Accordingly, we must be considered in the development stage. Our success is significantly dependent on a successful commercialization of our advertising services. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to develop a successful advertising service or achieve commercial acceptance of our advertising services or operate on a profitable basis. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

If we fail to effectively manage the growth of our company and the commercialization of our medical devices, our future business results could be harmed and our managerial and operational resources may be strained.

As we proceed with the commercialization of our medical devices and the expansion of our marketing and commercialization efforts, we expect to experience significant growth in the scope and complexity of our business. We will need to add staff to market our services, manage operations, handle sales and marketing efforts and perform finance and accounting functions. We anticipate that we will be required to hire a broad range of additional personnel in order to successfully advance our operations. This growth is likely to place a strain on our management and operational resources. The failure to develop and implement effective systems, or to hire and retain sufficient personnel for the performance of all of the functions necessary to effectively service and manage our potential business, or the failure to manage growth effectively, could have a material adverse effect on our business and financial condition.

Because we face intense competition from larger and better-established companies that have more resources than we do, we may be unable to implement our business plan or increase our revenues.

The market for our medical devices is intensely competitive and highly fragmented. Many of these competitors may have longer operating histories, greater financial, technical and marketing resources, and enjoy existing name recognition and customer bases. New competitors may emerge and rapidly acquire significant market share. In addition, new services and technologies likely will increase the competitive pressures we face. Competitors may be able to respond more quickly to technological change, competitive pressures, or changes in consumer demand. As a result of their advantages, our competitors may be able to limit or curtail our ability to compete successfully.

In addition, many of our large competitors may offer customers a broader or superior range of services and technologies. Some of our competitors may conduct more extensive promotional activities and offer lower commercialization and licensing costs to customers than we do, which could allow them to gain greater market share or prevent us from establishing and increasing our market share. Increased competition may result in significant price competition, reduced profit margins or loss of market share, any of which may have a material adverse effect on our ability to generate revenues and successfully operate our business. Our competitors may develop technologies superior to those that our company currently possess. In the future, we may need to decrease our prices if our competitors lower their prices. Our competitors may be able to respond more quickly to new or changing opportunities, services, technologies and customer requirements. Such competition will potentially affect our chances of achieving profitability, and ultimately affect our ability to continue as a going concern.

Our by-laws contain provisions indemnifying our officers and directors against all costs, charges and expenses incurred by them.

Our by-laws contain provisions with respect to the indemnification of our officers and directors against all expenses, liability and loss (including attorneys’ fees, judgments, fines and amounts paid or to be paid in settlement) reasonably incurred or suffered by him or her in connection with any action, suit or proceeding to which they were made parties by reason of his or her being or having been one of our directors or officers.

Risks Related to Our Common Stock

A decline in the price of our common stock could affect our ability to raise further working capital, it may adversely impact our ability to continue operations and we may go out of business.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because we may attempt to acquire a significant portion of the funds we need in order to conduct our planned operations through the sale of equity securities, a decline in the price of our common stock could be detrimental to our liquidity and our operations because the decline may cause investors to not choose to invest in our stock. If we are unable to raise the funds we require for all of our planned operations, we may be forced to reallocate funds from other planned uses and may suffer a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. As a result, our business may suffer and not be successful and we may go out of business. We also might not be able to meet our financial obligations if we cannot raise enough funds through the sale of our common stock and we may be forced to go out of business.

If we issue additional shares in the future, it will result in the dilution of our existing shareholders.

We are authorized to issue up to 300,000,000 shares of common stock with a par value of $0.001. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares will result in a reduction of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our company.

Trading of our stock may be restricted by the Securities Exchange Commission's penny stock regulations, which may limit a stockholder's ability to buy and sell our stock.

The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

FINRA sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, the Financial Industry Regulatory Authority (FINRA), formerly the National Association of Securities Dealers or NASD, has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Item 1B.	Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.	Properties

We currently rent an assembly space of about 2,000 square feet of office and warehouse location in Vancouver. Our office is also in the same location. For our facility we pay approximately $3,000 per month.  Our leases are for one year but can be extended on a similar basis.

Item 3.	Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board(1)
Quarter Ended	High	Low
April 30, 2012	$1.05	$0.90
January 31, 2012	$0.80	$0.00
October 31, 2011	$N/A	$N/A
July 31, 2011	$N/A	$N/A
April 30, 2011	$N/A	$N/A
January 31, 2011	$N/A	$N/A
October 31, 2010	$N/A	$N/A
July 31, 2010	$N/A	$N/A

(1)	The first trade of our common stock on the OTC Bulletin Board occurred on March 5, 2010. There were no trades until January 23, 2012.

As of July 16, 2012, there were approximately 18 holders of record of our common stock. As of such date, 63,575,000 common shares were issued and outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended April 30, 2012 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended April 30, 2012.

Equity Compensation Plan Information

Except as disclosed herein, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Convertible Securities

Except as disclosed herein, we do not have any outstanding convertible securities.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended April 30, 2012.

Item 6.	Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended April 30, 2012 and April 30, 2011 that appear elsewhere in this annual report.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.  Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 9 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Purchase of Significant Equipment

We do not intend to any significant equipment over the next twelve months.

Personnel Plan

We plan to hire 5 new full-time employees and 3 additional consultants to work on marketing, distribution, commercialization and regulatory approvals our products in 2012/2013 if we have sufficient capital.

Results of Operations

For the Year Ending April 30, 2012 and 2011

	Year Ended April 30
	2012	2011
Revenue	$Nil	$Nil
Operating Expenses	$184,650	$101,221
Net Loss	$(184,650)	$(101,221)

Expenses

Our operating expenses for our years ended April 30, 2012 and 2011 are outlined in the table below:

	Year Ended April 30
	2012	2011
Depreciation	$243	$80
General and Administrative	$19,956	$10,313
Professional Fees	$84,091	$61,828
Research and Development	$80,360	$29,000

Operating expenses for year ended April 30, 2012 increased by $83,429 as compared to the comparative period in 2012 primarily as a result of increased professional fees and research and development expenses.

Revenue

We have not earned revenue since our inception.

Equity Compensation

We currently do not have any stock option or equity compensation plans or arrangements.

Liquidity and Financial Condition

Working Capital
	At April 30, 2012	At April 30, 2011
Current Assets	$237,754	$58,600
Current Liabilities	$585,808	$210,102
Working Capital (Deficit)	$(348,052)	$(151,502)

Cash Flows
	Year Ended April 30, 2012	Year Ended April 30, 2011
Net Cash used in Operating Activities	$(202,316)	$(87,018)
Net Cash used in Investing Activities	$Nil	$(727)
Net Cash Provided by Financing Activities	$372,451	$153,347
Effect of Rates on Cash	$(2,363)	$(12,373)
Increase (Decrease) in Cash During the Period	$167,772	$53,229

We estimate that our expenses over the next 12 months (beginning May 2012) will be approximately $2,000,000 as described in the table below.  These estimates may change significantly depending on the performance of our products in the marketplace and our ability to raise capital from shareholders or other sources.

Description	Estimated Completion Date	Estimated Expenses ($)
Legal and accounting fees	12 months	100,000
Marketing and advertising	12 months	1,000,000
Management and operating costs	12 months	200,000
Salaries and consulting fees	12 months	200,000
Regulatory approval	12 months	250,000
General and administrative expenses	12 months	250,000
Total		2,000,000

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

Future Financings

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above, including approximately $2,000,000 over the next 12 months to pay for our ongoing expenses. These expenses include legal, accounting and audit fees as well as general and administrative expenses. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations and to repay our liabilities. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

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

Principles of consolidation

The consolidated financial statements include the accounts of our company and its wholly-owned subsidiary, Eternity BC.  All significant intercompany balances and transactions have been eliminated in consolidation.

Foreign currency translation

Our company’s functional currency is the Canadian dollar and reporting currency is the U.S. dollar.  All transactions initiated in other currencies are translated into the reporting currency in accordance with ASC 830, “Foreign Currency Matters” as follows:

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

Recent accounting pronouncements

In May 2011, the FASBE and International Accounting Standards Board (“IASB”) (collectively the “Boards”) issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04”).  ASU 2011-04 created a uniform framework for applying fair value measurement principles for companies around the world and clarified existing guidance in US GAAP. ASU 2011-04 is effective for the first reporting annual period beginning after December 15, 2011 and shall be applied prospectively.  Our company does not expect this standard to have any material effect on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income. This update is intended to increase the prominence of other comprehensive income in the financial statements by requiring public companies to present comprehensive income either as a single statement detailing the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income or using a two statement approach including both a statement of income and a statement of comprehensive income. The option to present other comprehensive income in the statement of changes in equity has been eliminated.  The amendments in this update, which should be applied retrospectively, are affective for public companies for fiscal years, and interim periods beginning after December 15, 2011.  Our company does not expect this standard to have any material effect on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.	Financial Statements and Supplementary Data

Eternity Healthcare Inc.
(formerly Kid’s Book Writer Inc.)
(A Development Stage Company)
CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2012 and 2011
(Expressed in U.S. Dollars)

ETERNITY HEALTHCARE, INC.
(formerly Kid’s Book Writer, Inc.)
Table of Contents

Page

Audit Report of Independent Accountants	F-1

Consolidated Balance Sheets – April 30, 2012 and 2011	F-2

Consolidated Statements of Loss and Comprehensive Loss for the years ended April 30, 2012 and 2011 and for the period from inception on December 10, 2009 through April 30, 2012	F-3

Consolidated Statements of Stockholder’s Deficit for the period from inception on December 10, 2009 through April 30, 2012	F-4

Consolidated Statements of Cash Flows for the years ended April 30, 2012 and 2011 and for the period from inception on December 10, 2009 through April 30, 2012	F-5

Notes to Consolidated Financial Statements	F-6

_______________________________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Eternity Healthcare, Inc. (formerly Kid’s Book Writer, Inc.)
(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Eternity Healthcare, Inc. (formerly Kid’s Book Writer, Inc.) as of April 30, 2012 and 2011, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eternity Healthcare, Inc. (formerly Kid’s Book Writer, Inc.) as of April 30, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company an accumulated deficit of $315,636 as of April 30, 2012 which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Sadler, Gibb & Associates, LLC
Salt Lake City, UT
July 16, 2012

Eternity Healthcare Inc.
(formerly Kid’s Book Writer Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)

	April 30,
	2012	2011

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$226,372	$58,600
GST/HST receivable	11,384	–
	237,756	58,600

PROPERTY AND EQUIPMENT, net (Note 3)	404	647

TOTAL ASSETS	$238,160	$59,247

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities (Note 4)	$3,727	$12,686
Due to related parties (Note 5)	582,081	197,416
Total Liabilities	585,808	210,102

SHAREHOLDERS’ DEFICIENCY

CAPITAL STOCK (Note 6)

Authorized
300,000,000 common shares, par value $0.001
Issued and outstanding
April 30, 2012 – 63,575,000 common shares
April 30, 2011 – 60,000,000 common shares	63,575	63,575
Additional paid-in capital	(86,073)	(86,073)
Accumulated other comprehensive gain (loss)	(9,514)	2,629
Deficit, accumulated during the development stage	(315,636)	(130,986)
Total Stockholders’ Deficit	(347,648)	(150,855)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$238,160	$59,247

The accompanying notes are an integral part of these consolidated financial statements.

Eternity Healthcare Inc.
(formerly Kid’s Book Writer Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENT OF LOSS AND COMPREHENSIVE LOSS
(Expressed in U.S. Dollars)

	Year ended April 30, 2012	Year ended April 30, 2011	From the period from inception on December 31, 2009 to April 30, 2012

EXPENSES
Depreciation	$243	$80	$323
General and administrative	19,956	10,313	40,260
Professional fees	84,091	61,828	165,693
Research and development	80,360	29,000	109,360

NET LOSS FOR THE PERIOD	$(184,650)	$(101,221)	$(315,636)

COMPREHENSIVE LOSS
Net (loss) for the period	(184,650)	(101,221)	(315,636)
Foreign currency translation adjustments	(12,143)	3,543	(9,514)

COMPREHENSIVE LOSS FOR THE PERIOD	$(196,793)	$(97,678)	$(325,150)

COMPREHENSIVE LOSS PER SHARE – BASIC AND DILUTED	(0.003)	(0.001)

NET LOSS PER SHARE – BASIC AND DILUTED	(0.003)	(0.001)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING BASIC AND DILUTED	63,575,000	61,361,438

The accompanying notes are an integral part of these consolidated financial statements.

Eternity Healthcare Inc.
(formerly Kid’s Book Writer Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

	Year ended April 30, 2012	Year ended April 30, 2011	For the period from the date of inception on December 10, 2009 to April 30, 2012

OPERATING ACTIVITIES
Net (loss) income for the period	$(184,650)	$(101,221)	$(315,636)
Adjustments to reconcile net cash provided
by operating activities
Depreciation	243	80	323
Expenses paid on behalf of the Company by related parties	–	7,308	7,308
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	(6,525)	6,815	5,233
GST/HST receivable	(11,384)	–	(11,384)

Net cash used in operating activities	(202,316)	(87,018)	(314,156)

INVESTING ACTIVITIES

Purchase of equipment	–	(727)	(727)

Net cash used in investing activities	–	(727)	(727)

FINANCING ACTIVITIES
Common shares issued for cash	–	–	380
Proceeds from related party payables	372,451	185,020	588,168
Repayments on related party payables	–	(31,673)	(31,673)

Net cash provided by financing activities	372,451	153,347	556,875

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(2,363)	(12,373)	(15,620)

INCREASE IN CASH	167,772	53,229	226,372

CASH, beginning of period	58,600	5,371	–

CASH, end of period	$226,372	$58,600	$226,372

NON CASH INVESTING AND FINANCING ACTIVITIES
Net assets acquired in share agreement	–	22,879	22,879

The accompanying notes are an integral part of these consolidated financial statements.

Eternity Healthcare Inc.
(formerly Kid’s Book Writer Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Expressed in U.S. Dollars)

	Shares	Amount ($0.001 par)	Additional paid-in capital	Accumulated OCI	Accumulated deficit	Total

Balance as at December 10, 2009 (inception)	-	$-	$-	$-	$-	$-

Common shares issued for cash on December 10, 2009 (Notes 1 and 6)	60,000,000	60,000	(59,620)	-	-	380

Currency translation adjustment	-	-	-	(914)	-	(914)

Net loss for the period ended April 30, 2010	-	-	-	-	(29,765)	(29,765)

Balance as at April 30, 2010	60,000,000	60,000	(59,620)	(914)	(29,765)	(30,299)

Recapitalization (Notes 1 and 6)	3,575,000	3,575	(26,453)	-	-	(22,878)

Currency translation adjustment	-	-	-	3,543	-	3,543

Net loss for the year ended April 30, 2011	-	-	-	-	(101,221)	(101,221)

Balance as at April 30, 2011	63,575,000	$63,575	$(86,073)	$2,629	$(130,986)	$(150,855)

Currency translation adjustment	-	-	-	(12,143)	-	(12,143)

Net loss for the year ended April 30, 2012	-	-	-	-	(184,650)	(184,650)

Balance as at April 30, 2012	63,575,000	$63,575	$(86,073)	$(9,514)	$(315,636)	$(347,648)

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

On May 11, 2010, the Company entered into a distribution and sale agreement (the “Distribution Agreement”) with ValiMedix Limited (“ValiMedix”).

On May 3, 2012 the Company entered into marketing agreement with Veda Lab of France and Healthy Europe of Italy to market a series of home based diagnostic kits in North America on Exclusive basis.

On June 25, 2012, the Company has entered into exclusive marketing arrangement with Mika Medicals and MK Global of South Korea for marketing of a device known as “Needle free Injection Device” throughout North America.

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

The Company’s consolidated financial statements as at April 30, 2012 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company has net loss of $184,650 for the year ended April 30, 2012 (April 30, 2011 - $101,221) and has a working capital deficit of $348,052 as at April 30, 2012 (April 30, 2011 - $151,502).

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

Credit risk
The Company’s operating expenses are primarily incurred in Canadian dollars, and fluctuation of the Canadian dollar in relation to the United States dollar will have an impact upon the profitability of the Company and may also have an effect of the value of the Company’s assets of the value of the Company’s assets.  The Company has not entered into any agreements or purchased any instruments to hedge possible currency risk.  At April 30, 2012 1 United States dollar was equal to 0.98 Canadian dollars.

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

Comprehensive loss
ASC 22, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at April 30, 2012, the Company has items that represent a comprehensive income (loss) and, therefore, has included a schedule of comprehensive income (loss) in the financial statements.

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
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2011 and 2010
(Expressed in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES – continued

Recent accounting pronouncements
In May 2011, the FASBE and International Accounting Standards Board (“IASB”) (collectively the “Boards”) issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04”).  ASU 2011-04 created a uniform framework for applying fair value measurement principles for companies around the world and clarified existing guidance in US GAAP. ASU 2011-04 is effective for the first reporting annual period beginning after December 15, 2011 and shall be applied prospectively.  The Company does not expect this standard to have any material effect on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income. This update is intended to increase the prominence of other comprehensive income in the financial statements by requiring public companies to present comprehensive income either as a single statement detailing the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income or using a two statement approach including both a statement of income and a statement of comprehensive income. The option to present other comprehensive income in the statement of changes in equity has been eliminated.  The amendments in this update, which should be applied retrospectively, are affective for public companies for fiscal years, and interim periods beginning after December 15, 2011.  The Company does not expect this standard to have any material effect on our consolidated financial statements.

3.	EQUIPMENT

			Net book value
	Cost	Accumulated depreciation	April 30, 2012	April 30, 2011

Computer equipment	$727	$324	$404	$647

4.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

5.	DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

i.
During the fiscal year ended April 30, 2012, the Company received $372,451 in additional cash loans from a related party of the Company. Total related party notes payable as of April 30, 2012 were $582,081. This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

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

The provisions for refundable federal income tax consists of the following:

	For the year ended April 30, 2012	For the year ended April 30, 2011

Deferred tax asset attributable to:
Current operations	$30,045	$30,842
Non-deductible items	–	(23)
Change in tax rates	(2,295)	(2,564)
Change in valuation allowance	(27,750)	(28,255)

Net refundable amount	$–	$-

Eternity Healthcare Inc.
(formerly Kid’s Book Writer Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
April 30, 2011 and 2010
(Expressed in U.S. Dollars)

8.	INCOME TAXES- continued

The composition of the company’s deferred tax assets as at April 30, 2012 and April 30, 2011 is as follows:

	April 30, 2012	April 30, 2011

Net operating loss carryforward	$83,900	$36,001
Equipment	20	20

Less: Valuation allowance	(83,920)	(36,021)

	$-	$-

9.	SUBSEQUENT EVENTS

There are no subsequent events to be reported that occurred during the period from the year ended April 30, 2012 to the date the financial statements were available

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On June 30, 2011, our company formally informed James Stafford, Inc. of their dismissal as our company’s independent registered public accounting firm.  The reports of James Stafford, Inc. on our consolidated financial statements as of and for the period from December 10, 2009 (inception) to April 30, 2011, contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle except to indicate that there was substantial doubt about our company ability to continue as a going concern.

Our board of directors participated in and approved the decision to change independent registered public accounting firms.

During the period from December 10, 2009 (inception) to April 30, 2011, and through June 30, 2011, there have been no disagreements with James Stafford, Inc. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of James Stafford, Inc. would have caused them to make reference thereto in connection with their report on the financial statements for such years.

On June 30, 2011, our company engaged Sadler, Gibb & Associates, LLC as our new independent registered public accounting firm.  During the two most recent fiscal years and through June 30, 2011, our company had not consulted with Sadler, Gibb & Associates, LLC regarding any of the following:

1.	The application of accounting principles to a specific transaction, either completed or proposed;

2.
The type of audit opinion that might be rendered on our company’s consolidated financial statements, and none of the following was provided to our company:  (a) a written report, or (b) oral advice that Sadler, Gibb & Associates, LLC concluded was an important factor considered by our company in reaching a decision as to accounting, auditing or financial reporting issue; or

3.	Any matter that was subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K.

Item 9A.	Controls and Procedures

Our management, with the participation of our president and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our president and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) concluded that, as of the end of such period, our disclosure controls and procedures were not effective to ensure that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our president and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), as appropriate, to allow timely decisions regarding required disclosure. The reasons for this finding were the weaknesses in our internal control over financial reporting enumerated below.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2012 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of April 30, 2012, our company determined that there were control deficiencies that constituted material weaknesses, as described below:

●
There is a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles in the US (“GAAP”) and the financial reporting requirements of the Securities and Exchange Commission

●
There are insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements; and

●	There is a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

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

Sadler, Gibb & Associates, LLC, our independent registered public auditors, was not required to and has not issued an attestation report concerning the effectiveness of our internal control over financial reporting as of April 30, 2012 pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this annual report.

Changes in Internal Controls

During the period ended April 30, 2012, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with our company	Age	Date First Elected or Appointed
Francine Salari	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director	54	December 13, 2010
Hassan Salari	Director	58	March 16, 2010

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

Currently, Dr. Salari is the Chairman, of Kedem Pharmaceuticals Inc, formerly, Global Health Ventures Inc., a company traded on the OTC Bulletin Board (OTCBB: KDMP).   Prior to that, Dr. Salari was a director of Pacgen Biopharmaceuticals Inc., a public company with its shares listed on the TSX Venture Exchange. From 1998 to 2007, Dr. Salari was the chief executive officer and president of Chemokine Therapeutics Corp., a company established as a focused biotechnology company to develop chemokine-based therapeutic products for human diseases. Chemokine was a public company listed on OTC Bulletin Board and the TSX. From 1992 to 1998, Dr. Salari was the chief executive officer and president of Inflazyme Pharmaceuticals Ltd., a company founded by Dr. Salari. Dr. Salari maintained the responsibility of managing the company’s business affairs as well as its drug discovery and development programs (focused on allergies and asthma). While there, he negotiated and closed several licensing deals with biotechnology and pharmaceutical companies.

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

In general, officers and directors of a corporation are required to present business opportunities to the corporation if:

●	the corporation could financially undertake the opportunity;
●	the opportunity is within the corporation’s line of business; and
●	it would be unfair to the corporation and its stockholders not to bring the opportunity to the attention of the corporation.

We have adopted a code of ethics that obligates our directors, officers and employees to disclose potential conflicts of interest and prohibits those persons from engaging in such transactions without our consent.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

2.
had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.
been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.
been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.
been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Based solely on the reports received by our company and on written representations from certain reporting persons, we believe that the directors, executive officers and persons who beneficially own more than 10% of our company’s common stock during the fiscal year ended April 30, 2012 have been in compliance with Section 16(a).

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

Our Code of Ethics is attached as Exhibit 14.1 to our Annual Report on Form 10-K for our year ended April 30, 2012. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Eternity Healthcare Inc., 8755 Ash Street, Suite 1, Vancouver, BC V6P 6T3.

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

Item 11.	Executive Compensation

The particulars of the compensation paid to the following persons:

●	our principal executive officer;
●	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended April 30, 2012 and 2011; and
●
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended April 30, 2012 and 2011, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Francine Salari(1) President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director	2012 2011	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Hassan Salari(2) Director and Former President	2012 2011	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)	Mrs. Salari was appointed chief executive officer, chief financial officer, treasurer, secretary and director of our company on December 13, 2010.

(2)	Mr. Salari was appointed president and director on March 16, 2010 and resigned as president of our company on December 13, 2010.

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

Stock Options/SAR Grants

No equity or non-equity awards were granted to our named executives during the year ended April 30, 2012.

Outstanding Equity Awards at Fiscal Year End

There were no equity awards outstanding as at April 30, 2012.

Option Exercises

During our fiscal year ended April 30, 2012 there were no options exercised by our named officers.

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

The following table sets forth, as of July 16, 2012, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Francine Salari 1517 West 58 Avenue Vancouver BC V6P 6T3	19,000,005 Common	29.886%

Hassan Salari 1517 West 58 Avenue Vancouver BC V6P 6T3	33,290,000 Common	51.395%

Directors and Executive Officers as a Group	52,290,005 Common	82.249%

Frederik Salari 8326 – 110 Street Delta BC V4C 4J5	3,999,995 Common	6.292%

Julian Salari 11 – 7400 Minoru Blvd Richmond, BC V6Y 3J5	4,174,995 Common	6.567%

(1)
Based on 63,575,000 shares of common stock issued and outstanding as of July 16, 2012.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting and investment power with respect to securities.  Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

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

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended April 30, 2012, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

On December 13, 2010, pursuant to the closing of the Share Exchange, we issued 30,000,000 shares of our common stock to Hassan Salari, our director and 30,000,000 shares to Francine Salari, our president, chief executive officer and director.

As at April 30, 2012, $582,081 is payable to a related party of our company related to operating expenses paid on behalf of the company (April 30, 2011 –$197,416).  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

As at April 30, 2012, $Nil is receivable from a company controlled by the chief executive officer of our company related to operating expenses paid by our company on its behalf (April 30, 2011 - $Nil).  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

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

The aggregate fees billed for the most recently completed fiscal year ended April 30, 2012 and for the fiscal year ended April 30, 2011 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	April 30, 2012 $	April 30, 2011 $
Audit Fees	9,500	5,000
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	9,500	5,000

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

(b)	Exhibits

Exhibit No.	Document Description
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession
2.1	Share Exchange Agreement with Eternity Healthcare Inc., dated December 13, 2010 (incorporated by reference to our Current Report on Form 8-K filed on December 17, 2010).
(3)	(i) Articles of Incorporation; (ii) By-laws
3.1	Articles of Incorporation (incorporated by reference to our C Registration Statement on Form S-1 filed on June 25, 2008).
3.2	By-laws (incorporated by reference to our Registration Statement on Form S-1 filed on June 25, 2008).
3.3	Certificate of Amendment filed with the Nevada Secretary of State on November 1, 2010 (incorporated by reference to our Current Report on Form 8-K filed on November 16, 2010).
(10)	Material Contracts
10.1	Licensing Agreement with Valimedix Limited, dated March 11, 2010 (incorporated by reference to our Current Report on Form 8-K filed on December 17, 2010).

10.2*	Marketing and Distribution Agreement date May 3, 2012 between our company, Healthy Europe and Veda Lab.
10.3*	Revised Distribution Agreement dated June 25, 2012 between our company, our subsidiary, MK Global Co. and MIKA Medical Co.
(14)	Code of Ethics
14.1*	Code of Business Conduct and Ethics
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certifications under Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002
101**	Interactive Data File (Form 10-K for the year ended April 30, 2012 furnished in XBRL)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

ETERNITY HEALTHCARE INC.
(Registrant)

Dated: July 19, 2012	/s/ Francine Salari
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

Dated: July 19, 2012	/s/ Francine Salari
Francine Salari
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated: July 19, 2012	/s/ Hassan Salari
Hassan Salari
Director