Form 10-Q
period 2012-07-31
ETERNITY HEALTHCARE INC.
filed 2012-09-14
CIK 1437822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	July 31, 2012
or
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission File Number	000-53376

ETERNITY HEALTHCARE INC.
(Exact name of registrant as specified in its charter)
Nevada	75-3268426
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8755 Ash Street, Suite 1, Vancouver, British Columbia	V6P 6T3
(Address of principal executive offices)	(Zip Code)

(855) 324-1110
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
63,575,000 common shares issued and outstanding as of September 12, 2012.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

The following unaudited interim consolidated financial statements of Eternity Healthcare Inc. for the three month period ended July 31, 2012 are included with this Quarterly Report on Form 10-Q:

Eternity Healthcare Inc.
(formerly Kid’s Book Writer Inc.)
(A Development Stage Company)
INTERIM CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
For the three months ended July 31, 2012
(Expressed in U.S. Dollars)

Eternity Healthcare Inc.
(formerly Kid’s Book Writer Inc.)
(A Development Stage Company)
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)

	As at July 31, 2012	As at April 30, 2012
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$221,870	$226,372
GST/HST receivable	13,400	11,384

Total Current Assets	235,270	237,756

PROPERTY AND EQUIPMENT, net	343	404

TOTAL ASSETS	$235,613	$238,160

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$–	$3,727
Due to related parties	605,075	582,081

Total Liabilities	605,075	585,808

SHAREHOLDERS’ DEFICIENCY

CAPITAL STOCK

Authorized
300,000,000 common shares, par value $0.001
Issued and outstanding
July 31, 2012 – 63,575,000 common shares
April 30, 2012 – 63,575,000 common shares	63,575	63,575
Additional paid-in capital	(86,073)	(86,073)
Accumulated other comprehensive loss	(1,698)	(9,514)
Deficit, accumulated during the development stage	(345,266)	(315,636)

Total Stockholders’ deficiency	(369,462)	(347,648)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$235,613	$238,160

The accompanying notes are an integral part of these interim consolidated financial statements.

Eternity Healthcare Inc.
(formerly Kid’s Book Writer Inc.)
(A Development Stage Company)
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
(Expressed in U.S. Dollars)
(Unaudited)

	For the three month period ended July 31, 2012	For the three month period ended July 31, 2011	From inception on December 10, 2009 to July 31, 2012

EXPENSES
Depreciation	$61	$65	$384
Professional fees	15,340	10,301	181,033
Research and development	–	–	109,360
General and administrative	14,229	4,617	54,489

NET LOSS FOR THE PERIOD	$(29,630)	$(14,983)	$(345,266)

COMPREHENSIVE LOSS
Net loss for the period	(29,630)	$(14,983)	$(345,266)

Foreign currency translation adjustments	7,816	(12,987)	(1,698)

COMPREHENSIVE LOSS FOR THE PERIOD	$(21,814)	$(27,970)	$(346,964)

COMPREHENSIVE LOSS PER SHARE – BASIC AND DILUTED	$(0.000)	$(0.000)

NET LOSS PER SHARE – BASIC AND DILUTED	$(0.000)	$(0.000)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	63,575,000	63,575,000

The accompanying notes are an integral part of these interim consolidated financial statements.

Eternity Healthcare Inc.
(formerly Kid’s Book Writer Inc.)
(A Development Stage Company)
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)
(Unaudited)

	For the three month period ended July 31, 2012	For the three month period ended July 31, 2011	From inception on December 10, 2009 to July 31, 2012

OPERATING ACTIVITIES
Net (loss) income for the period	$(29,630)	$(14,983)	$(345,266)
Adjustments to reconcile net cash provided by operating activities:
Depreciation	70	65	384
Expenses paid on behalf of the Company by related parties	–	–	7,308
Changes in operating assets and liabilities:
Accounts payable and accrued liability	(3,642)	−	1,591
GST/HST receivable	(2,275)	(687)	(13,659)

Net cash used in operating activities	(35,486)	(15,605)	(349,642)

INVESTING ACTIVITIES
Purchase of equipment	–	–	(727)

Net cash used in investing activities	–	–	(727)

FINANCING ACTIVITIES
Common shares issued for cash	–	–	380
Proceeds from related party payables	36,109	17,787	624,277
Repayments on related party payables	–	–	(31,673)

Net cash provided by financing activities	36,109	17,787	574,582

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(5,125)	5,071	(20,745)

INCREASE (DECREASE) IN CASH	(4,502)	7,253	221,870

CASH, beginning of period	226,372	58,600	–

CASH, end of period	$221,870	65,853	$221,870

NON CASH INVESTING AND FINANCING ACTIVITIES
Net assets acquired in share agreement	–	–	22,879

The accompanying notes are an integral part of these interim consolidated financial statements.

Eternity Healthcare Inc.
(formerly Kid’s Book Writer Inc.)
(A Development Stage Company)
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2012 and April 30, 2012
(Expressed in U.S. Dollars)

1.	NATURE AND CONTINUANCE OF OPERATIONS

Eternity Healthcare Inc. (the “Company”) was incorporated under the laws of the State of Nevada on October 24, 2007 under the name Kid’s Book Writer, Inc.  On September 23, 2010, the Company changed its name to Eternity Healthcare Inc., and affected a reverse stock split of the issued and outstanding common stock at a factor of 10 old shares for 1 new share.  The Company is focused on offering an extensive range of diagnostic kits, general lifestyle supplements and many other management products and resources.

On December 13, 2010, pursuant to the terms of a share exchange agreement, the Company acquired 100% of the issued and outstanding common stock of Eternity Healthcare Inc., a company incorporated under the laws of the Province of British Columbia on December 10, 2009 (“Eternity BC”), for 60,000,000 shares of its own common stock, which were distributed to the shareholders of Eternity BC (the “Share Exchange Agreement”).

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

Eternity Healthcare Inc.
(formerly Kid’s Book Writer Inc.)
(A Development Stage Company)
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2012 and April 30, 2012
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

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at July 31, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2012 audited financial statements. The results of operations for the period ended July 31, 2012 and 2011 are not necessarily indicative of the operating results for the full year.

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

Eternity Healthcare Inc.
(formerly Kid’s Book Writer Inc.)
(A Development Stage Company)
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2012 and April 30, 2012
(Expressed in U.S. Dollars)

4.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Foreign currency translation

The Company’s functional currency is the Canadian dollar and reporting currency is the U.S. dollar.  All transactions initiated in other currencies are translated into the reporting currency in accordance with ASC 830, “Foreign Currency Matters” as follows:

i)	Assets and liabilities at the rate of exchange in effect at the balance sheet date, and
ii)	Revenue and expense items at rate of exchange at the dates on which those elements are recognized.

Gains and losses on translation are included in other comprehensive income (loss) in stockholders’ deficiency for the period.

5.	EQUIPMENT

			Net book value
	Cost	Accumulated depreciation	July 31, 2012	April 30, 2012

Computer equipment	$728	$385	$343	$404

6.	DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

For the Year Ended April 30, 2012

As at April 30, 2011, the Company owed $197,416 to related parties.  During the year ended April 30, 2012, the Company borrowed an additional $372,451 in cash (adjusted for effects of exchange rates on cash of $12,214), leaving an outstanding balance due to related parties of $582,081 at April 30, 2012.

Eternity Healthcare Inc.
(formerly Kid’s Book Writer Inc.)
(A Development Stage Company)
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2012 and April 30, 2012
(Expressed in U.S. Dollars)

6.	DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS (Continued)

For the Three Months Ended July 31, 2012

As at April 30, 2012, the Company owed $582,081 to related parties.  During the three months ended July 31, 2012, the Company borrowed $36,109 in cash (adjusted for effects of exchange rates on cash of $13,115), leaving an outstanding balance due to related parties of $605,075 at July 31, 2012. This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

7.	SUBSEQUENT EVENTS

There are no subsequent events to be reported that occurred during the period from the year ended July 31, 2012 to the date the financial statements were available.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q and other reports filed by our company from time to time with the United States Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements (collectively the “Filings”) and information that are based upon beliefs of, and information currently available to, our company’s management as well as estimates and assumptions made our company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to our company or our company’s management identify forward-looking statements. Such statements reflect the current view of our company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of our company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2012, filed with the SEC, relating to our company’s industry, our company’s operations and plan of operations, and any businesses that our company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Results of Operations for the Three Months Ended July 31, 2012 and 2011

The following summary of our results of operations should be read in conjunction with our unaudited interim consolidated financial statements for the quarter ended July 31, 2012 which are included herein.

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue our business activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Our operating results for the three month periods ended July 31, 2012 and 2011 and the changes between those periods for the respective items are summarized as follows:

	Three Month Period Ended July 31, 2012		Three Month Period Ended July 31, 2011		Change Between Three Month Periods Ended July 31, 2012 and July 31, 2011
Revenue	$	Nil	$	Nil	$	Nil
Operating expenses		$29,630		$14,983		$14,647
Net loss		$(29,630)		$(14,983)		$(14,647)

Our expenses increased during the three month period ended July 31, 2012 compared to the same period in 2011 primarily as a result of increased professional fees and general and administrative expenses.

Revenues

We have not earned any revenues to date, and have incurred $345,266 in expenses from December 10, 2009 (date of inception) through July 31, 2012.

Expenses

Our expenses for the three months ended July 31, 2012 and 2011 and for the period from December 10, 2009 (inception) through July 31, 2012 are outlined in the table below:

	Three Month Period Ended July 31, 2012		Three Month Period Ended July 31, 2011		For the Period from December 10, 2009 (Inception) through July 31, 2012
Depreciation		$61		$65	$384
Professional fees		$15,340		$10,301	$181,033
Research and development	$	Nil	$	Nil	$109,360
General and administrative		$14,229		$4,617	$54,489

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

Liquidity and Financial Condition

Working Capital

	At July 31, 2012 ($)	At April 31, 2012 ($)
Current Assets	$235,270	$237,756
Current Liabilities	$605,075	$585,808
Working Capital Deficit	$(369,805)	$(348,052)

Cash Flows

	Three Month Period Ended July 31, 2012 ($)	Three Month Period Ended July 31, 2011 ($)	For the Period from December 10, 2009 (Inception) through July 31, 2012 ($)
Cash Flows used in Operating Activities	(35,486)	(15,605)	(349,642)
Cash Flows used in Investing Activities	Nil	Nil	(727)
Cash Flows provided by Financing Activities	36,109	17,787	574,582
Net Increase (Decrease) in Cash During Period	(4,502)	7,253	221,870

As of July 31, 2012, our total assets were $235,613 and our total liabilities were $605,075 and we had a working capital deficit of $369,805. Our unaudited financial statements report a net loss of $29,630 for the three months ended July 31, 2012 compared to a net loss of $14,983 for the same period in 2011 and a net loss of $345,266 for the period from December 10, 2009 (inception) to July 31, 2012.

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

Going Concern

The interim consolidated financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of July 31, 2012, our company has accumulated losses of $345,266 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. These interim consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

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

Recent Accounting Pronouncements

Our company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on our company’s financial position or statements.

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

Item 4.  Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (our principal executive officer) and chief financial officer (our principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer (our principal executive officer) and chief financial officer (our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief executive officer (our principal executive officer) and chief financial officer (our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report due to the material weaknesses in our internal controls over financial reporting identified in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on July 19, 2012.

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

Item 2.  Unregistered Sales of Equity Securities

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mining Safety Disclosures

Not applicable.

Item 5.  Other Information

Effective July 26, 2012, Francine Salari resigned as president and chief executive officer of our company.  Mrs. Salari will remain as our chief financial officer, treasurer, secretary and as a member to our board of directors.  Her resignation was not the result of any disagreements with our company regarding our operations, policies, practices or otherwise.

Concurrently with Mrs. Salari’s resignation, we appointed Hassan Salari, a current member to our board of directors, as president and chief executive officer of our company, effective July 26, 2012.

Item 6.  Exhibits

Exhibit Number	Document Description
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession
2.1	Share Exchange Agreement with Eternity Healthcare Inc., dated December 13, 2010 (incorporated by reference to our Current Report on Form 8-K filed on December 17, 2010).
(3)	(i) Articles of Incorporation; (ii) By-laws
3.1	Articles of Incorporation (incorporated by reference to our C Registration Statement on Form S-1 filed on June 25, 2008).
3.2	By-laws (incorporated by reference to our Registration Statement on Form S-1 filed on June 25, 2008).
3.3	Certificate of Amendment filed with the Nevada Secretary of State on November 1, 2010 (incorporated by reference to our Current Report on Form 8-K filed on November 16, 2010).
(10)	Material Contracts
10.1	Licensing Agreement with Valimedix Limited, dated March 11, 2010 (incorporated by reference to our Current Report on Form 8-K filed on December 17, 2010).
10.2	Marketing and Distribution Agreement date May 3, 2012 between our company, Healthy Europe and Veda Lab. (incorporated by reference to our Annual Report on Form 10-K filed on July 19, 2012).
10.3
Revised Distribution Agreement dated June 25, 2012 between our company, our subsidiary, MK Global Co. and MIKA Medical Co. (incorporated by reference to our Annual Report on Form 10-K filed on July 19, 2012).

(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics (incorporated by reference to our Annual Report on Form 10-K filed on July 19, 2012).
(21)	Subsidiaries of the Registrant
21.1	Eternity Healthcare Inc., a British Columbia corporation
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certifications under Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002
101**	Interactive Data File (Form 10-K for the year ended April 30, 2012 furnished in XBRL)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

ETERNITY HEALTHCARE INC.

Date: September 14, 2012	/s/ Hassan Salari
Hassan Salari
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: September 14, 2012	/s/ Francine Salari
Francine Salari
Chief Financial Officer, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)