Form 10-Q
period 2012-10-31
ETERNITY HEALTHCARE INC.
filed 2012-12-13
CIK 1437822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	October 31, 2012

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	000-53376

ETERNITY HEALTHCARE INC.
(Exact name of registrant as specified in its charter)

Nevada	75-3268426
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8755 Ash Street, Suite 1, Vancouver, British Columbia	V6P 6T3
(Address of principal executive offices)	(Zip Code)

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
63,575,000 common shares issued and outstanding as of December 10, 2012.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

The following unaudited interim condensed consolidated financial statements of Eternity Healthcare Inc. for the three and six month periods ended October 31, 2012 are included with this Quarterly Report on Form 10-Q:

Eternity Healthcare Inc.
(formerly Kid’s Book Writer Inc.)
(A Development Stage Company)
CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
For the six months ended October 31, 2012
(Expressed in U.S. Dollars)

Eternity Healthcare Inc.
(formerly Kid’s Book Writer Inc.)
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEET
(Expressed in U.S. Dollars)

	As at October 31, 2012	As at April 30, 2012
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$310,663	$226,372
GST/HST receivable	4,256	11,384

Total current assets	314,919	237,756

PROPERTY AND EQUIPMENT	282	404

TOTAL ASSETS	$315,201	$238,160

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ −	$3,727
Due to related parties	743,058	582,081

Total liabilities	743,058	585,808

SHAREHOLDERS’ DEFICIT

CAPITAL STOCK

Authorized
300,000,000 common shares, par value $0.001
Issued and outstanding
October 31, 2012 – 63,575,000 common shares
April 30, 2012 – 63,575,000 common shares	63,575	63,575
Additional paid-in capital	(86,073)	(86,073)
Accumulated other comprehensive loss	(2,106)	(9,514)
Deficit, accumulated during the development stage	(403,253)	(315,636)

Total stockholders’ deficit	(427,857)	(347,648)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$315,201	$238,160

The accompanying notes are an integral part of these condensed consolidated financial statements.

Eternity Healthcare Inc.
(formerly Kid’s Book Writer Inc.)
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
(Expressed in U.S. Dollars)
(Unaudited)

	For the three month period ended October 31, 2012	For the three month period ended October 31, 2011	For the six month period ended October 31, 2012	For the six month period ended October 31, 2011	From inception on December 10, 2009 through October 31, 2012

EXPENSES
Depreciation	$61	$61	$122	$126	$445
General and administrative	30,258	5,855	44,487	10,472	84,747
Professional fees	27,668	28,132	43,008	38,433	208,701
Research and development	−	−	−	−	109,360

NET LOSS FOR THE PERIOD	$(57,987)	$(34,048)	(87,617)	$(49,031)	$(403,253)

COMPREHENSIVE LOSS
Net loss for the period	$(57,987)	$(34,048)	(87,617)	$(49,031)	$(403,253)
Foreign currency translation adjustments	(408)	10,974	7,408	(2,013)	(2,106)

COMPREHENSIVE LOSS FOR THE PERIOD	$(58,395)	$(23,074)	(80,209)	$(51,044)	$(405,359)

NET LOSS PER SHARE – BASIC AND DILUTED	$(0.001)	$(0.000)	(0.001)	$(0.000)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	63,575,000	63,575,000	63,575,000	63,575,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Eternity Healthcare Inc.
(formerly Kid’s Book Writer Inc.)
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)
(Unaudited)

	For the six month period ended October 31, 2012	For the six month period ended October 31, 2011	From inception on December 10, 2009 through October 31, 2012

OPERATING ACTIVITIES
Net loss for the period	$(87,617)	$(49,031)	$(403,253)
Adjustments to reconcile net cash provided by operating activities:
Depreciation	122	126	445
Expenses paid on behalf of the Company by related parties	−	−	7,308
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(3,660)	−	1,573
HST/GST receivable	(6,923)	(2,297)	(4,461)

Net cash used in operating activities	(84,232)	(51,202)	(398,388)

INVESTING ACTIVITIES
Purchase of equipment	−	−	(727)

Net cash used in investing activities	−	−	(727)

FINANCING ACTIVITIES
Common shares issued for cash	−	−	380
Proceeds from related party payables	171,321	73,884	759,489
Repayments on related party payables	−	−	(31,673)

Net cash provided by financing activities	171,321	73,884	728,196

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(2,798)	2,694	(18,418)

INCREASE IN CASH	84,291	25,376	310,663

CASH, beginning of period	226,372	58,600	−

CASH, end of period	$310,663	$83,976	$310,663

The accompanying notes are an integral part of these condensed consolidated financial statements.

Eternity Healthcare Inc.
(formerly Kid’s Book Writer Inc.)
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six months ended October 31, 2012
(Expressed in U.S. Dollars)
(Unaudited)

1.             NATURE AND CONTINUANCE OF OPERATIONS

Eternity Healthcare Inc. (the “Company”) was incorporated under the laws of the State of Nevada on October 24, 2007 under the name Kid’s Book Writer, Inc.  On September 23, 2010, the Company changed its name to Eternity Healthcare Inc., and affected a reverse stock split of the issued and outstanding common stock at a factor of 10 old shares for 1 new share.  The Company is focused on offering new needle free injection device for delivery of pharmaceuticals and medicinal products to human body. Additional, the Company offers some new digital based diagnostic devices for general lifestyle.

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

On May 11, 2010, the Company entered into a distribution and sale agreement (the “Distribution Agreement”) with ValiMedix Limited (“ValiMedix”).  ValiMedix is incorporated under the laws of the United Kingdom as a private limited company.  ValiMedix is a wholly-owned subsidiary of ValiRx PLC (“ValiRx”), a company incorporated under the laws of United Kingdom and listed on the AIM market of the London Stock Exchange PLC.  ValiMedix is no longer in operation and as result the Company has focused its business and operation on a new line of medical device, known as needle free injection system. The Company obtained the rights for North America from the manufacture, Mika Medicals in Korea. The Company has dropped its diagnostic business as the needle free injection system has taken considerable time and effort and the management believes it will be a far more lucrative market.

Eternity Healthcare Inc.
(formerly Kid’s Book Writer Inc.)
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six months ended October 31, 2012
(Expressed in U.S. Dollars)
(Unaudited)

1.             NATURE AND CONTINUANCE OF OPERATIONS - continued

Since signing the marketing agreement with Mika Medicals, the Company has emerged in organizational and start up activities, including developing a new business plan, making arrangements for office space and raising additional capital.  The Company has generated no revenue from product sales and does not have any pharmaceutical products currently available for sale.

2.             CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, result of operations, and cash flows at October 31, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2012 audited financial statements.  The results of operations for the period ended October 31, 2012 and 2011 are not necessarily indicative of the operating results for the full year.

3.             GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Recent accounting pronouncements
The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have material impact on the Company’s financial position or statements.

Eternity Healthcare Inc.
(formerly Kid’s Book Writer Inc.)
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six months ended October 31, 2012
(Expressed in U.S. Dollars)
(Unaudited)

4.             SIGNIFICANT ACCOUNTING POLICIES - continued

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

Foreign currency translation
The Company’s functional currency is the Canadian dollar and reporting currency is the U.S. dollar.  All transactions initiated in other currencies are translated into the reporting currency in accordance with ASC 830, “Foreign Currency Matters” as follows:

i)      Assets and liabilities at the rate of exchange in effect at the balance sheet date, and
ii)     Revenue and expense items at rate exchange at the dates on which those elements are recognized.

5.             EQUIPMENT

			Net book value
	Cost	Accumulated depreciation	October 31, 2012	April 30, 2012

Computer equipment	$728	$446	$282	$404

6.             DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

During the six months ended October 31, 2012, the Company received $171,047 in additional cash loans from related parties. The total amount of $741,879 is non-interest bearing, unsecured and has no fixed terms of repayment.

7.             SUBSEQUENT EVENTS

There are no subsequent events to be reported that occurred during the six months ended October 31, 2012 to the date the financial statements were available.

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

Our Current Business

We are a medical device company that, subject to government approval, plans to distribute Needle-free Injection system throughout North America.  Since we have not yet been granted such approvals, we cannot currently offer any products.  The products which we hope to distribute differ from other current offerings by allowing ordinary people who are afraid of needles (“needle phobia”) to use a non-needle injection system. Also, our needle-free injection device will allow people to inject medicines such as insulin, anesthetics, hormones and many more.

On March 11, 2010, we entered into a license agreement with ValiMedix Limited, a United Kingdom corporation, pursuant to which we were granted the right to market and distribute 15 unique self diagnostic products developed by ValiMedix on an exclusive basis in Canada, and a on a non-exclusive basis in the United States.  We also have the right to market the products with ValiMedix SELFCheck trademark.  As consideration, we paid ValiMedix a onetime fee of $10,000. ValiMedix is no longer in operation and as results we have abandoned the diagnostic field related to their portfolio.  On May 3, 2012, we entered into an agreement with Veda Labs of France and Healthy Europe of Italy to market a set of home-based diagnostic kits under the brand name “Prima Home Test” throughout North America. Further on June 25, 2012 we entered into a marketing agreement to sell a device which does not require a needle for injection of medicine to the body from Mike Medical Company and its affiliate MK Global both of South Korea. We have the exclusive marketing rights for this device throughout North America.

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

Results of Operations for the Three and Six Months Ended October 31, 2012 and 2011

The following summary of our results of operations should be read in conjunction with our unaudited interim consolidated financial statements for the quarter ended October 31, 2012 which are included herein.

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue our business activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Our operating results for the three month periods ended October 31, 2012 and 2011 and the changes between those periods for the respective items are summarized as follows:

	Three Month Period Ended October 31, 2012		Three Month Period Ended October 31, 2011		Change Between Three Month Periods Ended October 31, 2012 and October 31, 2011
Revenue	$	Nil	$	Nil	$	Nil
Operating expenses		$57,987		$34,048		$23,939
Net loss		$(57,987)		$(34,048)		$23,939

Our expenses increased during the three month period ended October 31, 2012 compared to the same period in 2011 primarily as a result of increased general and administrative expenses.

	Six Month Period Ended October 31, 2012		Six Month Period Ended October 31, 2011		Change Between Six Month Periods Ended October 31, 2012 and October 31, 2011
Revenue	$	Nil	$	Nil	$	Nil
Operating expenses		$87,617		$49,031		$38,586
Net loss		$(87,617)		$(49,031)		$38,586

Our expenses increased during the six month period ended October 31, 2012 compared to the same period in 2011 primarily as a result of increase general and administrative expenses and professional fees.

Revenues

We have not earned any revenues to date, and have incurred $403,253 in expenses from December 10, 2009 (date of inception) through October 31, 2012.

Expenses

Our expenses for the three and six months ended October 31, 2012 and 2011 and for the period from December 10, 2009 (inception) through October 31, 2012 are outlined in the table below:

	Three Month Period Ended October 31, 2012 ($)	Three Month Period Ended October 31, 2011 ($)	Six Month Period Ended October 31, 2012 ($)	Six Month Period Ended October 31, 2011 ($)	For the Period from December 10, 2009 (Inception) through October 31, 2011 ($)
Depreciation	61	61	122	126	445
General and administrative	30,258	5,855	44,487	10,472	84,747
Professional fees	27,668	28,132	43,008	38,433	208,701
Research and development	Nil	Nil	Nil	Nil	109,360

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

Liquidity and Financial Condition

Working Capital

	At October 31, 2012 ($)	At April 31, 2012 ($)
Current Assets	$314,919	$237,756
Current Liabilities	$743,058	$585,808
Working Capital Deficit	$(428,139)	$(348,052)

Cash Flows

	Six Month Period Ended October 31, 2012 ($)	Six Month Period Ended October 31, 2011 ($)	For the Period from December 10, 2009 (Inception) through October 31, 2012 ($)
Cash Flows used in Operating Activities	(84,232)	(51,202)	(398,388)
Cash Flows used in Investing Activities	Nil	Nil	(727)
Cash Flows provided by Financing Activities	171,312	73,884	728,196
Effect of Exchange Rate Changes on Cash	(2,798)	2,694	(18,418)
Net Increase (Decrease) in Cash During Period	84,291	25,376	310,663

As of October 31, 2012, our total assets were $315,201 and our total liabilities were $743,058 and we had a working capital deficit of $428,139. Our unaudited financial statements report a net loss of $87,617 for the six months ended October 31, 2012 compared to a net loss of $49,031 for the same period in 2011 and a net loss of $403,253 for the period from December 10, 2009 (inception) to October 31, 2012.

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

Going Concern

The interim consolidated financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of October 31, 2012, our company has accumulated losses of $403,253 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. These interim consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

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

Recent Accounting Pronouncements

Our company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have material impact on our company’s financial position or statements.

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

Foreign Currency Translation

Our company’s functional currency is the Canadian dollar and reporting currency is the U.S. dollar.  All transactions initiated in other currencies are translated into the reporting currency in accordance with ASC 830, “Foreign Currency Matters” as follows:

i)          Assets and liabilities at the rate of exchange in effect at the balance sheet date, and
ii)         Revenue and expense items at rate exchange at the dates on which those elements are recognized.

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

ETERNITY HEALTHCARE INC.

Date: December 13, 2012	/s/ Hassan Salari
Hassan Salari
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: December 13, 2012	/s/ Francine Salari
Francine Salari
Chief Financial Officer, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)