Form 10-Q
period 2013-01-31
ETERNITY HEALTHCARE INC.
filed 2013-03-13
CIK 1437822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	January 31, 2013

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	000-53376

ETERNITY HEALTHCARE INC.
(Exact name of registrant as specified in its charter)

Nevada	75-3268426
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8755 Ash Street, Suite 1, Vancouver, British Columbia	V6P 6T3
(Address of principal executive offices)	(Zip Code)

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

☐	YES	☒	NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
☐	YES	[X]	NO

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
63,575,000 common shares issued and outstanding as of March 10, 2013.

PART I – FINANCIAL INFORMATION

Item 1.                      Financial Statements

The following unaudited interim condensed consolidated financial statements of Eternity Healthcare Inc. for the three and nine month periods ended January 31, 2013 are included with this Quarterly Report on Form 10-Q.

Eternity Healthcare Inc.
(formerly Kid’s Book Writer Inc.)
(A Development Stage Company)
CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
For the nine months ended January 31, 2013 and 2012
(Unaudited)
(Expressed in U.S. Dollars)

Eternity Healthcare Inc.
(formerly Kid’s Book Writer Inc.)
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEET
(Expressed in U.S. Dollars)
(Unaudited)

	As at January 31, 2013		As at April 30, 2012

ASSETS

CURRENT ASSETS
Cash and cash equivalents		$264,495	$226,372
Inventory		17,028	−
GST/HST receivable		4,326	11,384

Total current assets		285,849	237,756

PROPERTY AND EQUIPMENT, net (Note 5)		221	404

TOTAL ASSETS		$286,070	$238,160

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$	−	$3,727
Due to related parties (Note 6)		770,380	582,081

Total liabilities		770,380	585,808

SHAREHOLDERS’ DEFICIT

CAPITAL STOCK

Authorized
300,000,000 common shares, par value $0.001
Issued and outstanding
January 31, 2013 – 63,575,000 common shares
April 30, 2012 – 63,575,000 common shares		63,575	63,575
Additional paid-in capital		(84,522)	(86,073)
Accumulated other comprehensive loss		(2,903)	(9,514)
Deficit, accumulated during the development stage		(460,460)	(315,636)

Total stockholders’ deficit		(484,310)	(347,648)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$286,070	$238,160

The accompanying notes are an integral part of these condensed consolidated financial statements.

Eternity Healthcare Inc.
(formerly Kid’s Book Writer Inc.)
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
(Expressed in U.S. Dollars)
(Unaudited)

	For the three month period ended January 31, 2013	For the three month period ended January 31, 2012		For the nine month period ended January 31, 2013	For the nine month period ended January 31, 2012		From inception on December 10, 2009 through January 31, 2013

SALES	$3,039	$	−	$3,039	$	−	$3,039

COST OF GOODS SOLD	1,096		−	1,096		−	1,096

GROSS PROFIT	1,943		−	1,943		−	1,943

EXPENSES
Depreciation	61		57	183		183	506
General and administrative	20,438		5,494	64,925		15,966	105,185
Professional fees	27,579		29,221	70,587		67,654	236,280
Research and development	−		−	−		−	109,360
Salaries	11,072		−	11,072		−	11,072

	59,150		34,772	146,767		83,803	(462,403)

NET LOSS FOR THE PERIOD	$(57,207)		$(34,772)	(144,824)		$(83,803)	$(460,460)

COMPREHENSIVE LOSS
Net loss for the period	$(57,207)		$(34,772)	(144,824)		$(83,803)	$(460,460)
Foreign currency translation adjustments	(797)		(2,157)	6,611		(4,170)	16,125

COMPREHENSIVE LOSS FOR THE PERIOD	$(58,004)		$(36,929)	(138,213)		$(87,973)	$(444,335)

NET LOSS PER SHARE – BASIC AND DILUTED	$(0.001)		$(0.000)	(0.002)		$(0.000)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	63,575,000		63,575,000	63,575,000		63,575,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Eternity Healthcare Inc.
(formerly Kid’s Book Writer Inc.)
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)
(Unaudited)

	For the nine month period ended January 31, 2013	For the nine month period ended January 31, 2012	From inception on December 10, 2009 through January 31, 2013

OPERATING ACTIVITIES
Net loss for the period	$(144,824)	$(83,803)	$(460,460)
Item not affecting cash
Depreciation	183	183	506
Expenses paid on behalf of the Company by related parties	−	−	7,308
Stock based compensation expense	1,551	−	1,551
Changes in operating assets and liabilities
Inventory	(17,028)	−	(17,028)
Accounts payable and accrued liabilities	(3,666)	−	1,567
HST/GST receivable	6,873	(5,740)	(4,511)

Net cash used in operating activities	(156,911)	(89,360)	(471,067)

INVESTING ACTIVITY
Purchase of equipment	−	−	(727)

Net cash used in investing activities	−	−	(727)

FINANCING ACTIVITIES
Common shares issued for cash	−	−	380
Proceeds from related party payables	197,682	132,312	785,850
Repayments on related party payables	−	−	(31,673)

Net cash provided by financing activities	197,682	132,312	754,557

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(2,648)	1,812	(18,268)

INCREASE IN CASH	38,123	44,764	264,495

CASH, beginning of period	226,372	58,600	−

CASH, end of period	$264,495	$103,364	$264,495

The accompanying notes are an integral part of these condensed consolidated financial statements.

Eternity Healthcare Inc.
(formerly Kid’s Book Writer Inc.)
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine months ended January 31, 2013
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

The Company is a development stage enterprise, as defined in ASC 915-10 “Development Stage Entities”.  The Company is devoting all of its present efforts in securing and establishing a new business, and its planned principle operations have not commenced, and, accordingly, small revenue has been derived during the organization period.

On June 25, 2012, the Company entered into marketing agreement with Mika Medical Company of Korea, to be the sole marketer of a new line of needle-free injection system for North America. Further the marketing agreement was extended to some of the European countries (Germany, France and Spain) on December 2012.  Additionally the Company obtained the rights to market the product throughout the world with Amendment dated December 20, 2012.

Eternity Healthcare Inc.
(formerly Kid’s Book Writer Inc.)
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine months ended January 31, 2013
(Expressed in U.S. Dollars)
(Unaudited)

1.         NATURE AND CONTINUANCE OF OPERATIONS - continued

Since signing the Marketing and Distribution Agreement with Mika Medicals, the Company has emerged in organizational and start up activities, including developing a new business plan, making arrangements for office space and raising additional capital.  The Company has generated small revenue from product sales

2.         CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, result of operations, and cash flows at January 31, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2012 audited financial statements.  The results of operations for the period ended January 31, 2013 and 2012 are not necessarily indicative of the operating results for the full year.

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
Nine months ended January 31, 2013
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

Basic and Diluted Loss Per Share
The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings per share includes common stock equivalents outstanding at the balance sheet date. The Company had no stock options and warrants that would have been included in the fully diluted earnings per share as of January 31, 2012 and 2011, respectively.

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

5.         INVENTORY

Inventory consists of needle free injection products that are held for resale. Inventory is stated at the lower of cost or market with cost determined under the weighted average cost method.  As of January 31, 2013 and April 30, 2012 inventory consisted of the following:

	January 31, 2013	April 30, 2012
Raw materials	$-	$-
Work in progress	-	-
Finished goods	17,028	-
Reserve for obsolescence	-	-
Total	$17,028	$-

Eternity Healthcare Inc.
(formerly Kid’s Book Writer Inc.)
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine months ended January 31, 2013
(Expressed in U.S. Dollars)
(Unaudited)

6.         EQUIPMENT

			Net book value
	Cost	Accumulated depreciation	January 31, 2013	April 30, 2012

Computer equipment	$727	$506	$221	$404

7.         DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

During the nine months ended January 31, 2013, the Company received $197,682 in additional cash loans from related parties. The total amount of $770,380 is non-interest bearing, unsecured and has no fixed terms of repayment.

8.         STOCK OPTIONS

During the nine months ended January 31, 2013, the Company granted 200,000 stock options for services. The fair value of the stock options granted were estimated on the date granted using the Black-Scholes pricing model, with the following assumptions used for the valuation: exercise price of $0.80 per share, average risk-free interest rate of 0.79%, expected dividend yield of zero, expected lives of five years and an average expected volatility of 2.99%. During the nine months ended January 31, 2013 and 2012, the Company recognized expense of $1,551 and $-0- related to options that vested, respectively.

9.         SUBSEQUENT EVENTS

There are no subsequent events to be reported that occurred during the period from the year ended January 31, 2013 to the date the financial statements were available.

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

Results of Operations for the Three and Nine Months Ended January 31, 2013 and 2012

The following summary of our results of operations should be read in conjunction with our unaudited interim consolidated financial statements for the quarter ended January 31, 2013 which are included herein.

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue our business activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Our operating results for the three month periods ended January 31, 2013 and 2012 and the changes between those periods for the respective items are summarized as follows:

	Three Month Period Ended January 31, 2013	Three Month Period Ended January 31, 2012		Change Between Three Month Periods Ended January 31, 2012 and January 31, 2013
Sales	$3,039	$	Nil	$3,039
Cost of goods sold	$1,096	$	Nil	$1,096
Operating expenses	$59,150		$34,772	$24,378
Net loss	$(57,207)		$(34,772)	$22,435

Our expenses increased during the three month period ended January 31, 2013 compared to the same period in 2012 primarily as a result of increased general and administrative expenses and salaries.

	Nine Month Period Ended January 31, 2013	Nine Month Period Ended January 31, 2012		Change Between Nine Month Periods Ended January 31, 2012 and January 31, 2013
Sales	$3,039	$	Nil	$3,039
Cost of goods sold	$1,096	$	Nil	$1,096
Operating expenses	$146,767		$83,803	$62,964
Net loss	$(144,824)		$(83,803)	$61,021

Our expenses increased during the nine month period ended January 31, 2013 compared to the same period in 2012 primarily as a result of increased general and administrative expenses, professional fees and salaries.

Revenues

We have earned revenues of $3,039 from December 10, 2009 (date of inception) through January 31, 2013.  We have incurred $462,403 in expenses from December 10, 2009 (date of inception) through January 31, 2013.

Expenses

Our expenses for the three and nine months ended January 31, 2013 and 2012 and for the period from December 10, 2009 (inception) through January 31, 2013 are outlined in the table below:

	Three Month Period Ended January 31, 2013 ($)	Three Month Period Ended January 31, 2012 ($)	Nine Month Period Ended January 31, 2013 ($)	Nine Month Period Ended January 31, 2012 ($)	For the Period from December 10, 2009 (Inception) through January 31, 2013 ($)
Depreciation	$61	$57	$183	$183	$506
General and administrative	$20,438	$5,494	$64,925	$15,966	$105,185
Professional fees	$27,579	$29,221	$70,587	$67,654	$236,280
Research and development	$Nil	$Nil	$Nil	$Nil	$109,360
Salaries	$11,072	$Nil	$11,072	$Nil	$11,072

Professional Fees

Professional fees include accounting and auditing expenses incurred in connection with the preparation and audit of our financial statements and professional fees that we pay to our legal counsel. Our accounting and auditing expenses were incurred in connection with the preparation of our audited financial statements and unaudited interim consolidated financial statements. Our legal expenses represent amounts paid to legal counsel in connection with our corporate organization.

Liquidity and Financial Condition

Working Capital

	At January 31, 2013 ($)	At April 31, 2012 ($)
Current Assets	$285,849	$237,756
Current Liabilities	$770,380	$585,808
Working Capital Deficit	$(484,531)	$(348,052)

Cash Flows

	Nine Month Period Ended January 31, 2013 ($)	Nine Month Period Ended January 31, 2012 ($)	For the Period from December 10, 2009 (Inception) through January 31, 2013 ($)
Cash Flows used in Operating Activities	(156,911)	(89,360)	(471,067)
Cash Flows used in Investing Activities	Nil	Nil	(727)
Cash Flows provided by Financing Activities	197,682	132,312	754,557
Effect of Exchange Rate Changes on Cash	(2,648)	1,812	(18,268)
Net Increase (Decrease) in Cash During Period	38,123	44,764	264,495

As of January 31, 2013, our total assets were $286,070 and our total liabilities were $770,380 and we had a working capital deficit of $484,531. Our unaudited financial statements report a net loss of $144,824 for the nine months ended January 31, 2013 compared to a net loss of $83,803 for the same period in 2012 and a net loss of $460,460 for the period from December 10, 2009 (inception) to January 31, 2013.

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

Going Concern

The interim consolidated financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of January 31, 2013, our company has accumulated losses of $460,460 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. These interim consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

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

Basic and Diluted Loss Per Share

The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings per share includes common stock equivalents outstanding at the balance sheet date. Our company had no stock options and warrants that would have been included in the fully diluted earnings per share as of January 31, 2012 and 2011, respectively.

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

Item 4.    Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report due to the material weaknesses in our internal controls over financial reporting identified in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on July 19, 2012.

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

Item 2.      Unregistered Sales of Equity Securities

None.

Item 3.      Defaults Upon Senior Securities

None.

Item 4.      Mining Safety Disclosures

Not applicable.

Item 5.      Other Information

Effective January 15, 2013, Francine Salari resigned as chief financial officer, treasurer, secretary and director of our company.  Her resignation was not the result of any disagreements with our company regarding our operations, policies, practices or otherwise.

Concurrently with Mrs. Salari’s resignation, our company appointed Hassan Salari as chief financial officer, treasurer and secretary of our company, effective January 15, 2013.

Also effective January 15, 2013, our company appointed Bin Huang as a member of our company’s board of directors.

Effective January 18, 2013, our company appointed Dominique F. Borrelly as a member of our company’s board of directors.

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

(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics (incorporated by reference to our Annual Report on Form 10-K filed on July 19, 2012).
(21)	Subsidiaries of the Registrant
21.1	Eternity Healthcare Inc., a British Columbia corporation
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002
101**	Interactive Data File (Form 10-K for the year ended April 30, 2012 furnished in XBRL)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

ETERNITY HEALTHCARE INC.

Date: March 13, 2013	/s/ Hassan Salari
Hassan Salari
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)