Form 10-K
period 2013-04-30
ETERNITY HEALTHCARE INC.
filed 2013-08-08
CIK 1437822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2013

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

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
Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on October 31, 2012 was $8,925,559 based on a $0.75 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

63,575,000 common shares as of July 19, 2013.

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

Our consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms we", "us", "our" and "our company" mean Eternity Healthcare Inc. and our wholly owned subsidiary Eternity Healthcare Inc., a British Columbia corporation, unless otherwise indicated.

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

From inception to October 24, 2007, we planned to develop a website for children to create their own books. We intended to offer a pure online service designed to offer children and parents an ability to create their own book. Customers were to be able to log on to the service, pick a theme (i.e. birthday, family outing, vacation, special occasion such as Christmas / Easter, sporting event, summer camp, etc.), and the software would offer several options, including various book templates, backgrounds, page sizes, the ability to write your own story or have some guidance, etc. We were unable to find sufficient financing for this business model.

On December 10, 2010 we entered into and completed a share exchange agreement with Eternity Healthcare Inc., a British Columbia corporation, wherein we acquired Eternity BC as our wholly owned subsidiary and abandoned our former business to focus on the operations of Eternity BC.

Our Current Business

We are a medical device company that, subject to government approval, plans to manufacture and market medical devices. Our first product to be marketed is a needle-free injection system throughout the world. The products which we hope to distribute differ from other current offerings by allowing ordinary people to perform injection of medication without the need for professionals.

On June 25, 2012, we entered into a marketing agreement to sell a device which does not require a needle for injection of medicine to the body from Mika Medical Company and its affiliate MK Global both of South Korea. We have the exclusive marketing rights for this device throughout North America, Germany, France and Spain and non-exclusive rights for the world market. Currently we are the sole marketer of the product.

The product has received regulatory approval for Europe, Canada and many other countries and US regulatory approval is underway. We plan to enter distribution agreements with several companies worldwide and enter into distribution agreements with various retailers. We plan to expand our website to include the option to purchase our products online. We anticipate producing promotional materials and advertising in medical journals as well as consumer magazines. In order to carry out these plans, we anticipate hiring a marketing manager, a quality control manager and three people for packaging and shipping. We will require approximately $1,000,000 in order to achieve these objectives and there can be no assurance that we will be able to raise the required funds.

Principal Product

Currently, our company is focused on a new needle-free injection device technology (“Comfort-inTM) that our company is in the process of launching to the consumer market. Devices for delivery of medication subcutaneously, are being developed. The subcutaneous delivery technology has already been approved by regulatory bodies in Europe, Canada and submitted for approval with FDA. While initially we plan to market the device without medication, the long term objective is to launch its own pre-filled biologics medicine for a number of therapeutic fields. The needle free injection device is trade-marked as “Comfort-in” and is currently available for purchase through our company’s website (www.eternityhealthcare.com ) and selective wholesalers.

Comfort-inTM Applications

Diabetes - It is estimated there are 50 million diabetics in North America with 8.3% of the total population actually diagnosed.  Of the diagnosed diabetic patients approximately 6 million patients (20%) are receiving insulin on a daily basis.  The fear surrounding their daily injection is needless; there is technology available to deliver the insulin below the skin that does not require a needle.  This option results in a soft injection system that is less painful and less intimidating.

Pediatric Oncology – It is well known that children are horrified of the needle and as result sometime parents are giving up the use of those drugs that has to be injected towards more oral drugs (though that is also horrible due to taste barrier), or go for intravenous catheters. There are about 20 anti-cancer drugs are injectable that Comfort-inTM can be used instead of needle. Approximately 10 million children and adolescence receive injectable annually.

MS – Multiple sclerosis is a neurological disease affecting almost 400,000 people in the United States. Most patients receive different forms of interferons under various brand names. Most are injected subcutaneously, daily, bye daily or other regiments. Comfort-inTM could be used for these people as they are tired of needle injection.

Growth Hormones - Human growth hormone is used for children suffering from lack of growth height and various other conditions. Also, growth hormones are used in adults for work performance, sport performance and losing fat, etc. The hormone which is presently injected has been a cause of mental barrier for people. Comfort-inTM should be an excellent choice for those whom do not like needle injection

Anesthetics – Local anesthetics such as lidocane are used routinely for surface surgery, dental work and cosmetic playground. Patients are unhappy to see needles going through their skin for desensitization, particularly those involve face or dental work. Comfort-inTM can deliver local anesthetics and pain killer conveniently. Over 20 million injections for local anesthetics are performed annually.

Vaccine - Vaccination involving whole range of products is a major healthcare activity. Globally over 1 billion vaccination of different kind is performed annually and it is estimated in the US to be about 20 million per annum. Some vaccines are given subcutaneously, some intramuscularly and some intradermally. Most vaccination (about 90%) is carried out in children. Children are not happy to receive needle for their vaccination. Comfort-inTM will be a darling for vaccination of children.

Cardiovascular - Death due to cardiovascular diseases and stroke today bypassed the death due to cancer. There are approximately 30 million deaths as result of cardiovascular failures in the US. Often oral medications fail to act due to the time which requires a drug to get from digestive organs to the blood. Injectable medications are clearly the better choice. Healthcare professionals are always worried of self-contamination and other inconveniences. Use of Comfort-inTM for injecting cardiovascular medication is highly appreciated.

Migraine – Migraine along certain sever pain conditions are highly common among adult population. A quick injection of anti-migraine drugs or other sorts of pain killers including opiates are often used. Needles are not desirable tools for the patients and these people rather to use non-injections approach. Once again Comfort-inTM can alleviate the inconveniences of needle while providing similar benefits.

Market

Intended and Current

Retail Pharmacies

Currently in both Canada and the United States, needle-free injectors are not available for sale to individuals. The pharmacists in both countries do not even acknowledge a demand for the product. There appears to be a complete lack of knowledge of these devices at the retail level.

Hospitals

Hospitals contain trained professionals who are expected to handle sharps. The pricing model of the two modalities (needle/injector) will need to be much closer together before a hospital in Canada will agree to use injectors.  The US hospital system lends itself well to new technologies and this offers a huge opportunity in that country.

Physician Offices

Physicians are looking for anything that saves them time. The needle-free injectors offer patients an option and may be considered in this setting. Children have a high level of anxiety with needles.

Corrections

The ability to remove sharps in correctional facilities is considered a major advantage.

Military

The military tends to have mass injection programs and if the injectors can prove to reduce injection time, increase personnel safety or reduce cost it would be considered as a primary vehicle for vaccine injections.

Corporate Health

This is an upscale market that may appreciate the perceived benefit and advancement that injectors convey.

US Public Health

Public Health clinics serve 87 million citizens in the United States and handle most of the immunization needs for these patients. Competitors such as PharmaJet got its start in the Public Health arena in 2009 by providing needle-free injections for the broad H1N1 flu shot campaign in the state of New Jersey. This led to interest from other locations, including Los Angeles County, which is standardizing the PharmaJet needle-free system.

Cosmetic Applications

There may be opportunities with dermatologists, clinics and other health care professionals that perform plastic and/or Botox surgeries.

Veterinary Medicine

There are also applications for veterinary medicine.  Currently, more robust “backpack” versions of injectors using hoses are used with large animals/herds.  A small unit such as the Comfort-inTM (with another brand name) may be useful in a local veterinarian office.  This can be investigated when resources and/or the market warrants the focus.

Conclusions:

●	The needle-free market has advantages;
●	There are specific areas where needle-free holds important advantages;
●	Professional support will be crucial to success;
●	There are many applications for needle-free technology, although each must be investigated and the largest payoff areas will be attempted first.

Unintended Markets:

It appears that there are other groups of patients that may try to use the Comfort-inTM in areas it is not intended for.  Chat rooms for body builders discuss various methods of steroid injection and needle-free technology is discussed.  As we move into the marketplace we need to be aware that the product may not be used according to manufacturer’s intentions.  There may also be applications around tattoo parlors and piercings.

Patient Barriers to Needles

Increasing demand for painless drug delivery will drive the growth of this market.  The advent of biologics and biotechnology-based compounds that need to be delivered using specialised delivery systems has also fuelled the demand for innovative and effective delivery devices. Needles have one advantage, cost. With increased demand for needle-free technology, new materials discovered and increased production volumes the costs will drop and that advantage will be lost.

Competition

Around the world, needle-free jet injectors have an established market among diabetic patients. In the United States, more than a dozen needle-free jet injectors have been licensed by the Food and Drug Administration and are on the market. A few of these devices are being used in physicians' offices. In Europe, needle-free injectors have become very popular with about 50% of insulin users utilizing needle-free jet injectors. Currently, each manufacturer makes its own type of cartridge that holds the vaccine which is attached to the device before injection. None of these cartridges are interchangeable, and that is thought to be a major limitation to their widespread use in physicians' offices in the US.

AdvantaJet

The AdvantaJet is in its 25th year of production. They claim a durable life-long device with clients still using the jet injector after 20 years of use. They also claim they have studies and have shown increased efficacy over needle injections.  Specifically:

●	It is the most economical delivery system for insulin for all type 1 diabetics;
●	It is the only system that provides a lifetime commitment to replace and repair the product;
●	It is the most accurate delivery system providing the most precise dosage;
●	It is the most comfortable system with the least skin abrasions and contusions.

They offer a custom made jet that can be supplied to the patients specific needs (changes to orifice design and power settings) decrease due to the increased absorption. There is no data to support this and it is interesting they discuss cost considering the unit cost shown below. AdvantaJet also discusses that these insulin injectors eliminate the need to buy needles and syringes, and do not incur the cost of disposing of syringes. The AdvantaJet currently sold at $695 per piece.

Proven Effective

AdvantaJet injection technology was tested and determined to be an effective method of managing diabetes in both humans and companion animals.

Conclusions:

Price reflects their attempt to be the best quality, proven injector

Akra

Akra is a French based company selling the brand Dermojet.  They claim to be in over 90,000 physicians offices around the world.  They are squarely focused on the professional market.  They have a very sleekly designed unit, almost surgical in its appearance.  Although this may deter the average consumer, the look of the unit must be very tempting to professionals. The unit can also be sterilized; something an institutional setting would be interested in.

The Dermojet is patented and in North America is exclusively distributed by Robbins Instruments. They claim it is the finest needleless injection system available on the medical market today. “The innovative design and superior quality have made the Dermojet renowned for its usefulness in many different types of procedures and disciplines.” The Dermojet comes with a one year parts and labor warranty guaranteed against normal wear and tear. The original Dermojet model G is $550.00 US with an accompanying stand you can purchase for $24.

Selling features

●	Light weight around 300 gr. (Comfort-inTM is 160g);
●	Trustworthy;
●	High technology material;
●	Ergonomic: maneuverable, equilibrated, and allows for intensive effortless use;
●	Esthetic: A modern, highly polished and streamlined device;
●	Efficient: Incorporated reservoir allows for operation in every position;
●	Easy to use: The armament is activated by a simple turn of the lever, and the liquid is flushed by pressing the button on the upper part of the machine;
●	Sterilizable: at 134° Celsius maximum, for 18 minutes, (humid air).

Conclusions:

●	Price reflects focus on professional market;
●	Specifically designed for professional use.

Antares Pharma is a pharmaceutical company that focuses on self-injection pharmaceutical products and technologies and topical gel-based products. They have subcutaneous and intramuscular injection platforms that focus mostly on disposable, pressure assisted auto-injectors.  Their needle-free injection units are developed with pharmaceutical companies and tend to be product specific.  Examples are human growth hormones with Teva (Tjet), Ferring Pharmaceuticals (Zomajet), and JCR Pharmaceuticals (Twin-jector).

Antares is based in Ewing, New Jersey and has a subsidiary in Switzerland. They were formerly known as Medi-Ject Corporation and acquired the operating subsidiaries of Permatec Holding AG, headquartered in Basel, Switzerland. Medi-Ject was focused on delivering drugs across the skin using needle-free technology, and Permatec specialized in delivering drugs across the skin using gel technologies as well as developing oral disintegrating tablet technology. Upon completion of the transaction the name was changed to Antares Pharma Inc.  The Parenteral Products (device) group is located in Minneapolis where they develop and manufacture with partners various novel pressure assisted injectors, with and without needles, which allow patients to self-inject drugs. They have entered into multiple licenses for these devices mainly in the U.S. and Canada with Teva. Several licensing agreements with pharmaceutical companies of various sizes have led to successful clinical evaluation of formulations.

As of 2009, Antares stopped selling the Medi-Jector Vision Injector.  At that time their start-up kit could be purchased from $299.00 up to $335.00. Each Medi-Jector Vision needle-free syringe was used for up to 21 doses of insulin or 14 days before replacement.

The kit included:

●	Medi-Jector Vision Injector;
●	Injection Supply Start-up Kit - 2 nozzles and 2 vial adapters;
●	Carrying Case;
●	Instruction Manual;
●	Training Video

A kit of 6 nozzles and 2 vial adapters currently sells for $37.95 as they must service the customers who had purchased the device.

Conclusions:

●	Antares focuses on the larger market of needle-free that includes all modes of delivery;
●	They have a successful track record of pharmaceutical collaboration;
●	They have multiple office sites and abilities;
●	They are aggressively pursuing markets both collaboratively and alone.

Zogenix

Zogenix is a California based company that currently markets Sumavel DosePro. This is a needle-free delivery system that requires a prescription and is used to treat adults who have been diagnosed with acute migraine or cluster headaches.  Zogenix claims that DosePro is a first-in-class, easy-to-use drug delivery system designed for self-administration of a pre-filled, single dose of liquid drug, subcutaneously, without a needle. DosePro offers benefits to patients including instant, easy dosing, less anxiety over self-injection, no need for sharps disposal, no risk of needle stick injury or contamination, and reliable performance.

Zogenix lead investigative product is Zohydro ER and is awaiting FDA approval. They are hoping to be the first hydrocodone product to offer the benefit of less frequent dosing and the ability to treat chronic pain patients without the risk of acetaminophen-related liver injury. The second investigational product candidate they have is Relday which is a combination of their DosePro needle-free system and a proprietary, subcutaneous once-monthly formulation of risperidone for the treatment of schizophrenia.

Conclusions:

●	Zogenix is another successful player in this category;
●	Off patent pharmaceuticals seem to get a new life with novel injector technologies;
●	A lot of money can be raised in this area with a strong management team

BioJect

BioJect is an Oregon based company dedicated to the improvement of delivery of pharmaceuticals and biologics through the development and commercialization of advanced needle-free injection technologies. BioJect has developed a broad platform technology for delivering injectable vaccines and medications using its proprietary pressure profiles.  This proprietary technology enables BioJect to provide needle-free injection systems which have a greater range of capabilities than other available devices. This places them into the traditional competitor category if Comfort-inTM is marketed as an all-purpose device to the marketplace.

The products as marketed are:

Biojector 2000 Needle-free Injection System

The Biojector 2000 is a durable, professional-grade injection system designed for healthcare providers. They claim that it is the only needle-free system in the world cleared by the FDA to deliver intramuscular injections. The system can also deliver subcutaneous injections, and is being used for intradermal injections in clinical trials.

BioJect ZetaJet

The ZetaJet system consists of two components, the portable injector and an auto-disabling disposable syringe. It is intended to deliver vaccines and injectable medications either subcutaneously or intramuscularly and is indicated for both professional use and home use for patients who self-inject.

Conclusions:

●	BioJect has a similar product to Comfort-inTM;
●	BioJect are not strong in the pharmaceutical development area;
●	They do not look healthy and can probably be beaten.

BioValve

BioValve Technologies, Inc. operates as a specialty pharmaceutical and drug delivery company engaging in the development and commercialization of chemical entities for the treatment of conditions of the central nervous system. The company offers various dopamine agonists for treatment of Parkinson's disease and schizophrenia; and novel disposable pharmaceutical delivery systems. The company, through its subsidiary, offers h-Patch and e-Patch controlled release disposable micro pump systems; Mini-Ject, a pre-filled needle-free delivery system; and the Micro-Trans, a micro needle transdermal delivery patch. Its products provide insulin management for patients. BioValve Technologies, Inc. is a private company and was founded in 1998.  It is based in Parsippany, New Jersey with an additional location in Westborough, Massachusetts.

Conclusions:

●	BioValve is quite interesting as the principle is also involved with Valeritas;
●	They focus on the bigger market of needle-free delivery, not just jet injectors.

Injex

Injex Pharma AG is a wholly owned subsidiary of Paketeria AG as of December 16, 2011.  It markets and sells the Injex 30 System worldwide. The Injex 30 is a syringe without a needle used in multiple medical, cosmetic and anesthetic applications.  It is interesting to note that Injex is expanding into cosmetic and launching Shireen Beauty system focused on the rejuvenation of the skin.  Fluid is sprayed with high pressure within a small distance of the skin via a pore-jet allowing the fluid open access to pores contained in the upper layers of the skin.  Injex is casting as wide a market as possible targeting diabetes, local and dental anesthetics, allergy and fertility treatments, vaccinations, erectile dysfunction and growth hormones. Current price for Injex injector device is $999. The nozzles are sold at $2 per unit. Consumer reports, the device is noisy and causes skin bleeding.

In May 2012 Injex received FDA approval and in August 2012, Medical Marketing Canada announced that it had approval to market the Injex 30 in Canada.  Medical Marketing Canada announced in October that it had closed a new round of financing.

Conclusions:

●	Injex is expensive both the device and nozzles;
●	Injex has an agreement for Canadian distribution;
●	Injex should be an immediate competitor;
●	Injex foray into beauty may hurt/help, further study is needed.

National Medical Products

National Medical Products is a private, closely held corporation. The company is focused on developing products that are clinically proven; they then achieve the required manufacturing capabilities, and then introduce the products into commercial distribution.

Currently, NMP’s J-Tip uses pressurized gas to propel medication through the skin subcutaneously.  The major difference is that after injection, J-Tip can simply be discarded as with normal needle disposal.

Conclusions:

●	Disposable device will attract some pharma companies who are interested in unit dose delivery;
●	They have a successful track record of pharmaceutical collaboration;
●	They do not appear to be a large player in the market.

Medical International Technologies

This Montreal based company that produces a large handgun-type injector for both veterinary (Argo-Jet) and human (MED-JET) use.  The large, high volume design has the following features:

●	More than 300 injections per hour;
●	Dose of 0.1 to 1cc (H-III) and 0.02 to 0.3 MBX;
●	Weight of 0.7 Kg;
●	Accuracy at 99 % at a dose of 1cc;
●	Robust; can easily last over 10 years
●	Variable injection pressure for patient comfort;
●	Adapter for receiving syringes or even bags.

Conclusions:

●	Currently this is not a competitor.

Eurojet Medical

Eurojet is based in Budapest, Hungary.  In 2003 they developed the Ejet300 and are currently working on the Ejet500.  It has a patent for a “pressure regulating device”.

Conclusions:

●	This company does not appear to be very active.

Pharmajet

Pharmajet is based in Golden, Colorado.  They are focused on a safer workplace, lower needle reuse, and to help children avoid needle anxiety.

Pharmajet was founded by Kathy Callender who insisted her device be cost competitive with the cheapest needles.  Her goal is that poor countries can afford needle free technology but this has also led to the ability to underbid rivals to supply pharmaceutical companies. She has raised $14 million from investors. In March 2011 Pharmajet completed unspecified B round financing. It seems their plan is to build sales volume in the U.S. vaccination market through public-health departments and pharmacy chains. Then among consumers who self-inject at home; and doctor’s offices here and abroad. That way, PharmaJet expects to approach a production volume of 50 million cartridges a year which would allow it to compete on a price level with needles in developing countries.  Their hope is to achieve this by the beginning in 2014.

Conclusions:

●	The founder is a dedicated supporter of helping the third world;
●	The focus on low cost has the ability to shrink the market if successful;
●	Zogenix was quoted as saying they wouldn’t survive;
●	They are not focused on pharmaceutical collaboration, however they have landed deals that focus on the goal of affordable expansion.

Crossjet

Crossjet is a French company that successfully designs and develops innovative, needle-free, pre-filled, single-use injection systems for intradermal, subcutaneous and intramuscular applications for pharmaceutical companies.  They use their single technological platform and offer exclusive partnerships to pharmaceutical companies in a given field or therapeutic class.  Crossjet is based in Paris and has offices in Dijon. Crossjet technology is the outcome of research and development cooperation initiated and developed with industrial partners, each a European leader in its field.

The Zeneo is made up of three distinct subassemblies: an actuator, a pharmaceutical subassembly and a nozzle. The actuator generates sufficient pressure to inject the drug to the required depth beneath the skin, without the use of a needle.  The platform can be adapted to different pharmaceutical applications:

●	the intensity of the gas generator and the nozzle can be adapted to ensure the proper penetration and optimal distribution of the drug in the target tissue;
●	the pharmaceutical subassembly can be aseptically filled on standard high-throughput syringe filling line;
●	To date, Crossjet has filed 26 patent family applications and holds over 370 patents granted worldwide.

Conclusions:

●	Crossjet is focused on the European market;
●	Crossjet has been successful with pharmaceutical collaborations;
●	Their perceived lack of customization in the consumers’ eyes may turn off some potential partners.

Valeritas

Valeritas develops and commercializes drug delivery solutions. The company focuses on the treatment of diabetes. Its products include V-Go, a disposable insulin delivery device that provides a preset basal rate and on-demand bolus dosing for mealtime coverage. The company’s products also include h-Patch for the delivery of various compounds; Mini-Ject pre-filled needle-free delivery system to deliver drugs ranging from molecules to proteins, fragile antibodies, and vaccines; and Micro-Trans micro needle array patch technology for drug delivery into the dermis. Valeritas, Inc. was founded in 2006 and is headquartered in Bridgewater, New Jersey.  The Mini-Ject is manufactured under Biovalve and these two companies are both linked privately.

Conclusions:

●	Valeritas has synergy with BioValve;
●	Valeritas has been successful in collaborations with drug companies;
●	Valeritas has the ability to provide other novel drug delivery products.

Penjet

It is a single use, disposable jet injector that comes prefilled with the proper drug dose. It can be administered in a few seconds by a care giver or the patient themselves.

Penjets are tailored for each specific drug it delivers. Exclusive licenses for particular drugs are available. An exclusive license offers pharmaceutical firms a sustainable competitive advantage in a patented, low cost, needle-less drug delivery system.

Conclusions:

●	Penjet does not seem to be very active;
●	Penjet is disposable.

Consort Medical plc

Consort Medical is the manufacturer of Bespak Injectables' reusable needle-free jet injectors.  Bespak's innovation focus is on drug delivery and point-of-care diagnostic consumables. Their competitive product is a spring powered injector.  Consort produces:

●
MHP-1 Needle-free Jet Injector which incorporates a 2-step actuation mechanism, electronic dose setting; adaptable for specific formulations, concentrations and dosing systems (e.g. volumetric or gravimetric) digital, easy-to-read dose display;

●	SQ-PEN Needle-free Jet Injector which incorporates push actuation mechanism, analogue dose setting;
●	SQ-X Needle-free Jet Injector which incorporates button-based actuation mechanism, analogue dose setting.

Conclusions:

●	This company is not found on the partial list of needle-free injectors and was added as an example of how many other manufacturers there are. This has led to the conclusions below.

Competitive Landscape Conclusions

Antares cites as competition The Medical House plc. Medical House developed the Cool.clickTM2 needle-free injector for Merck Serono. However it had revenue results for the year ended April 30, 2012 of £1.4 million (USA $2,169,197) representing a growth by 25%. They are included here as an example of the many niche companies that are pairing up with pharmaceutical companies.

There is also competition from internal groups within large pharmaceutical companies and various design houses which complete the design of devices for companies but don’t have manufacturing management capabilities.  There are a number of companies that are relatively inactive, focused on peripheral markets or concentrated on certain geographic areas.

This leaves us with our perceived competitors at launch.  Eternity Healthcare Inc. has selected the following companies as comparable.  Each company has core products that are their main focus.  Antares is now working on Vibex.  The elephant in the room is diabetes.  Our company will focus on diabetes and begin forging alliances to strategically place itself squarely in this area.

Government Regulations

Government authorities in the United States and Canada, at the federal, state and local levels, and other countries extensively regulate, among other things, the research, development, testing, manufacturing, labeling, promotion, advertising, distribution, marketing and export and import of medical devices such as needle-free injection systems. The process of obtaining regulatory approvals and the subsequent substantial compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources.

We are required to obtain two sets of license for the sale and marketing of medical devices. In Canada, as in the United States and Europe, needle-free injection systems are classified as medical devices and require the following licenses: 1) Product License; and 2) Establishment License.

Product License: Needle-free injection systems are classified internationally as Class I or II and in the United States are subject to 510-k regulatory filing fee.

Description of Different Classes

Class I includes products of which several examples are already approved and marketed in Canada or USA. As long as the basic science remains the same, the application for approval of a new product is straight forward. One product in this category would be a pregnancy test or regular needle/syringes.

Class II products are those which do not need to be injected (the device itself) or inserted into the patient (non-invasive). Often these products are approved and sold throughout the world. The products which we are currently focusing on distributing all belong to Class II. In order to secure the necessary license for these products, we are required to submit all the documentation which lead to the approval of the products in other countries. In our case, our products are already approved in Europe, Canada, etc. As far as for FDA compliance is concerned, we are required to submit to the all the scientific data, results, approval process and certificates of good quality management, ISO 13485. Usually, products which have the ISO accreditation and CE Mark are easy to obtain FDA approval.

Class III and IV include medical device which use invasive techniques. If the medical device has been approved in another region, it is considered Class III. If it is brand new, it is considered Class IV. Invasive tests such as colonoscopy, endoscopy, body lesion removal etc., are all considered Class III or IV. None of our products fall within Class III or IV.

Establishment License: We are also required to obtain an establishment license for the marketing of our products. We have already establishment license for our product. Certain countries do not require establishment license.

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

Employees

As of July 17, 2013 we had one full time employee and 4 consultants, working on our business. We plan (within next 3 months) to hire 2 new full-time employees and 2 additional consultants to work for us on marketing, distribution, commercialization of our products.

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

From inception to April 30, 2013, we have incurred aggregate net losses of $567,675. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will order products, the size of customers’ orders, the demand for our products, and the level of competition and general economic conditions.

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

To date, we have had negative cash flows from operations and have depended on sales of our equity securities and debt financing to meet our cash requirements. We may continue to have negative cash flows. We have estimated that we will require approximately $1,000,000 to carry out our business plan for the next twelve months. There is no assurance that actual cash requirements will not exceed our estimates. We will require additional financing to finance working capital and pay for operating expenses and capital requirements until we achieve a positive cash flow.

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

Item 2.          Properties

We currently rent a warehouse and an assembly space of about 2,500 square feet in Vancouver. Our office is also in the same location. Effective July 1, 2013 we are required to pay $4,747 per month rent. Our leases are for one year but can be extended on a similar basis.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board(1)
Quarter Ended	High	Low
April 30, 2013	$0.82	$0.50
January 31, 2013	$0.75	$0.75
October 31, 2012	$1.10	$0.75
July 31, 2012	$1.07	$1.10
April 30, 2012	$1.05	$0.90
January 31, 2012	$0.80	$0.00
October 31, 2011	N/A	N/A
July 31, 2011	N/A	N/A
April 30, 2011	N/A	N/A

(1)	The first trade of our common stock on the OTC Bulletin Board occurred on March 5, 2010. There were no trades until January 23, 2012.

As of July 19, 2013, there were approximately 17 holders of record of our common stock. As of such date, 63,575,000 common shares were issued and outstanding.

Our common shares are issued in registered form. Island Stock Transfer, 15500 Roosevelt Blvd. Suite 301, Clearwater, FL 33760, (Telephone: (727) 289-0010) is the registrar and transfer agent for our common shares.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended April 30, 2013 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended April 30, 2013.

Equity Compensation Plan

We do not have in effect any compensation plans under which our equity securities are authorized for issuance.

On January 15, 2013 our directors approved the adoption of the 2013 Stock Option Plan which permits our company to issue up to 6,300,000 shares of our common stock to directors, officers, employees and consultants of our company upon the exercise of stock options granted under the 2013 Stock Option Plan.

On January 15, 2013 our director, Bin Huang, was granted 100,000 stock options exercisable at a price of $0.80 per share for a period of five years from the date of grant. The vesting schedules for the stock options are 12,500 options every quarter from January 15, 2013.

On January 18, 2013 our director, Dominique F. Borrelly, was granted 100,000 stock options exercisable at a price of $0.80 per share for a period of five years from the date of grant. The vesting schedules for the stock options are 12,500 options every quarter from January 18, 2013.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended April 30, 2013.

Item 6.          Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended April 30, 2013 and April 30, 2012 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 12 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Purchase of Significant Equipment

We do not intend to any significant equipment over the next twelve months.

Personnel Plan

We plan to hire 2 new full-time employees and 2 additional consultants to work on marketing, distribution, commercialization and regulatory approvals our products in 2013 if we have sufficient capital.

Results of Operations

For the Year Ending April 30, 2013 and 2012

	Year Ended April 30,
	2013	2012
Revenue	$16,175	$	Nil
Cost of goods sold	$5,633	$	Nil
Operating expenses	$262,581		$184,650
Net loss	$(252,039)		$(184,650)

Expenses

Our operating expenses for our years ended April 30, 2012 and 2011 are outlined in the table below:

	Year Ended April 30,
	2013		2012
Depreciation		$239		$243
General and administrative		$91,021		$19,956
Professional fees		$127,518		$84,091
Research and development	$	Nil		$80,360
Salaries		$43,803	$	Nil

Operating expenses for year ended April 30, 2013 increased by $77,931 as compared to the comparative period in 2012 primarily as a result of increased general and administrative expenses, professional fees and salaries.

Revenue

We have not earned revenue since our inception.

Liquidity and Financial Condition

Working Deficit
	At April 30,	At April 30,
	2013	2012
Current Assets	$189,440	$237,756
Current Liabilities	$767,211	$585,808
Working Deficit	$(577,771)	$(348,052)

Cash Flows
	Year Ended April 30,	Year Ended April 30,
	2013	2012
Net Cash Used In Operating Activities	$(260,441)	$(202,316)
Net Cash Used In Investing Activities	$ Nil	$ Nil
Net Cash Provided by Financing Activities	$195,691	$372,451
Effect of Rates on Cash	$(5,078)	$(2,363)
Increase (Decrease) in Cash During the Period	$(69,828)	$167,772

We estimate that our expenses over the next 12 months (beginning May 2013) will be approximately $1,000,000 as described in the table below. These estimates may change significantly depending on the performance of our products in the marketplace and our ability to raise capital from shareholders or other sources.

Description	Estimated Completion Date	Estimated Expenses ($)
Legal and accounting fees	12 months	100,000
Marketing and advertising	12 months	500,000
Employees	12 months	2,30,000
Consulting fees	12 months	70,000
Regulatory approval	12 months	20,000
Travel and administrative expenses	12 months	80,000
Total		1,000,000

We intend to meet our cash requirements for the next 12 months through product sales and a combination of debt financing and equity financing by way of private placements. We currently do not have any arrangements in place to complete any private placement financings and there is no assurance that we will be successful in completing any private placement financings on terms that will be acceptable to us. We may not raise sufficient funds to fully carry out our business plan.

Future Financings

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above, including approximately $1,000,000 over the next 12 months to pay for our ongoing expenses. These expenses include legal, accounting and audit fees as well as general and administrative expenses. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations and to repay our liabilities. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

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

Inventory

Inventory is stated at the lower of cost or market with cost determined under the weighted average cost method.

Fair value

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and due to related parties approximate their fair values because of the short-term maturity of these financial instruments.

Interest Rate Risk

The company is not exposed to significant interest rate risk due to the short-term maturity of its monetary assets and liabilities.

Credit Risk

Credit risk is the risk of loss associated with counterparty’s inability to fulfill its payment obligations.  The Company’s credit risk is primarily attributable to cash and accounting receivable.  Management believes that the credit risk concentration with respect to financial instruments included in cash and accounts receivable is remote.

Currency Risk

The Company’s operating expenses are primarily incurred in Canadian dollars, and fluctuation of the Canadian dollar in relation to the United States dollar will have an impact upon the profitability of the Company and may also have an effect of the value of the Company’s.  The Company has not entered into any agreements or purchased any instruments to hedge possible currency risk.  At April 30, 2013 1 United States dollar was equal to 1.01 Canadian dollars.

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

Comprehensive Loss

ASC 22, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at April 30, 2013, the Company has items that represent a comprehensive income (loss) and, therefore, has included a schedule of comprehensive income (loss) in the financial statements.

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

Item 8.          Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Eternity Healthcare, Inc.

We have audited the accompanying consolidated balance sheets of Eternity Healthcare, Inc. (the Company) as of April 30, 2013 and 2012 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended and for the cumulative period from December 10, 2009 (date of inception) through April 30, 2013.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eternity Healthcare, Inc. as of April 30, 2013 and 2012, and the results of their operations and cash flows for the years then ended and for the cumulative period from December 10, 2009 (date of inception) through April 30, 2013, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company had accumulated losses of $567,675 for the period from inception through April 30, 2013 which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT
August 7, 2013

Eternity Healthcare Inc.
(A Development Stage Company)
CONSOLIDATED FINANCIAL STATEMENTS
Years ended April 30, 2013 and 2012
(Expressed in U.S. Dollars)

Eternity Healthcare Inc.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)

	April 30,	April 30,
	2013	2012

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$156,554	$226,372
Accounts receivable	297	−
Prepaid expenses	16,038	−
GST/HST receivable	3,729	11,384
Inventory (Note 3)	12,822	−
	189,440	237,756

PROPERTY AND EQUIPMENT, net (Note 4)	165	404

TOTAL ASSETS	$189,605	$238,160

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities (Note 5)	$4,532	$3,727
Due to related parties (Note 6)	762,679	582,081
	767,211	585,808

SHAREHOLDERS’ DEFICIENCY

CAPITAL STOCK (Note 7)

Authorized
300,000,000 common shares, par value $0.001
Issued and outstanding
April 30, 2013 – 63,575,000 common shares
April 30, 2012 – 63,575,000 common shares	63,575	63,575
Additional paid-in capital	(73,816)	(86,073)
Accumulated other comprehensive gain (loss)	310	(9,514)
Deficit, accumulated during the development stage	(567,675)	(315,636)

Total Stockholders’ Deficit	(577,606)	(347,648)

TOTAL LIABILITIES AND STOCKHOLDERS’
DEFICIT	$189,605	$238,160

The accompanying notes are an integral part of these consolidated financial statements.

Eternity Healthcare Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
(Expressed in U.S. Dollars)

			From the
			period from
			inception on
			December 10,
	Year ended	Year ended	2009 to
	April 30,	April 30,	April 30,
	2013	2012	2013

SALES
Product sales	$16,175	$ −	$16,175
Cost of goods sold	5,633	−	5,633
	10,542	−	10,542

EXPENSES
Depreciation	239	243	562
General and administrative	91,021	19,956	131,281
Professional fees	127,518	84,091	293,211
Research and development	−	80,360	109,360
Salaries	43,803	−	43,803
	262,581	184,650	578,217

NET LOSS FOR THE PERIOD	$(252,039)	$(184,650)	$(567,675)

COMPREHENSIVE LOSS
Net loss for the period	$(252,039)	$(184,650)	$(567,675)
Foreign currency translation adjustments	9,824	(12,143)	310

COMPREHENSIVE LOSS FOR THE PERIOD	$(242,215)	$(196,793)	$(567,365)

COMPREHENSIVE LOSS PER SHARE –
BASIC AND DILUTED	$(0.004)	$(0.003)

NET LOSS PER SHARE – BASIC AND
DILUTED	(0.004)	(0.003)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
– BASIC AND DILUTED	63,575,000	63,575,000

The accompanying notes are an integral part of these consolidated financial statements.

Eternity Healthcare Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

			From the
			period from
			inception on
			December 10,
	Year ended	Year ended	2009 to
	April 30,	April 30,	April 30,
	2013	2012	2013

OPERATING ACTIVITIES

Net loss income for the period	$(252,039)	$(184,650)	$(567,675)
Adjustments to reconcile net cash provided
by operating activities:
Depreciation	239	243	562
Expenses paid on behalf of the Company
by related parties	−	−	7,308
Stock options issued for services	12,257	−	12,257
Changes in operating assets and liabilities:
Inventory	(12,822)	−	(12,822)
Prepaid expenses	(16,038)	−	(16,038)
Accounts payable and accrued liabilities	903	(6,525)	6,136
Account receivable	(297)	−	(297)
GST/HST receivable	7,356	(11,384)	(4,028)

Net cash used in operating activities	(260,441)	(202,316)	(574,597)

INVESTING ACTIVITIES
Purchase of equipment	−	−	(727)

FINANCING ACTIVITIES
Common shares issued for cash	−	−	380
Proceeds from related party payables	195,691	372,451	783,859
Repayments on related party payables	−	−	(31,673)

Net cash provided by financing activities	195,691	372,451	752,566

EFFECT OF EXCHANGE RATE CHANGES
ON CASH	(5,078)	(2,363)	(20,698)

INCREASE (DECREASE) IN CASH	(69,818)	167,772	156,544

CASH, beginning of period	226,372	58,600	−

CASH, end of period	$156,544	$226,372	$156,544

The accompanying notes are an integral part of these consolidated financial statements.

Eternity Healthcare Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Expressed in U.S. Dollars)

	Shares	Amount ($ 0.001 par)	Additional paid-in capital	Accumulated OCI	Accumulated deficit	Total

Balance as at December 10, 2009 (inception)	−	$-	$-	$-	$-	$-

Common shares issued for cash on December 10, 2009 (Notes 1 and 6)	60,000,000	60,000	(59,620)	−	−	380

Currency translation adjustment	−	−	−	(914)	−	(914)

Net loss for the period ended April 30, 2010	−	−	−	−	(29,765)	(29,765)

Balance as at April 30, 2010	60,000,000	60,000	(59,620)	(914)	(29,765)	(30,299)

Recapitalization (Notes 1 and 6)	3,575,000	3,575	(26,453)	−	−	(22,878)

Currency translation adjustment	−	−	−	3,543	−	3,543

Net loss for the year ended April 30, 2011	−	−	−	−	(101,221)	(101,221)

Balance as at April 30, 2011	63,575,000	63,575	(86,073)	2,629	(130,986)	(150,855)

Currency translation adjustment	−	−	−	(12,143)	−	(12,143)

Net loss for the year ended April 30, 2012	−	−	−	−	(184,650)	(184,650)

Balance as at April 30, 2012	63,575,000	63,575	(86,073)	(9,514)	(315,636)	(347,648)

Value of options issued for services	−	−	12,257	−	−	12,257

Currency translation adjustment	−	−	−	9,824	−	9,824

Net loss for the year ended April 30, 2013	−	−	−	−	(252,039)	(252,039)

	63,575,000	$63,575	$(73,816)	$310	$(567,675)	$(577,606)

The accompanying notes are an integral part of these consolidated financial statements.

Eternity Healthcare Inc.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2013 and 2012
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

Accordingly, the assets and liabilities of Eternity BC are reported as historical costs and the historical results of operations of Eternity BC are reflected in this and future filings as a change in reporting entity.  The assets and liabilities of the Company are reported at their carrying values, which approximate fair value, on the date of the acquisition and results of operations are reported from the date of acquisition of December 13, 2010.  The transaction was accounted for as a recapitalization of Eternity BC and the issuance of stock by Eternity BC for the assets and liabilities of the Company.

The Company is a development stage enterprise, as defined in ASC 915-10 “Development Stage Entities”.  The Company is devoting all of its present efforts in securing and establishing a new business, and its planned principle operations have not commenced, and, accordingly, a small amount of revenue has been derived during the organization period.

On June 25, 2012, the Company entered into a marketing agreement with Mika Medical Company of Korea, to be the sole marketer of a new line of needle-free injection product for North America.  Furthermore, the marketing agreement was extended to some European countries (Germany, France and Spain) in December 2012.  Additionally, the Company obtained the rights to market the products throughout the world with an Amendment dated December 20, 2012.

Since signing the Distribution Agreement with Mika Medicals, the Company has emerged in organizational and start-up activities, including developing a new business plan, making arrangements for office space and raising additional capital.  The Company has generated a small amount of revenue from product sales.

Eternity Healthcare Inc.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2013 and 2012
(Expressed in U.S. Dollars)

1.             NATURE AND CONTINUANCE OF OPERATIONS - continued

The Company’s consolidated financial statements as at April 30, 2013 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company has net loss of $252,039 for the year ended April 30, 2013 (April 30, 2012 - $ 184,650) and has a working capital deficit of $577,771 as at April 30, 2013 (April 30, 2012 - $ 348,052).

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital.  Management believes that the Company’s capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ending April 30, 2014.  However, if the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.  These consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As at April 30, 2013, the Company has suffered losses from development stage activities to date.  Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Inventory
Inventory is stated at the lower of cost or market with cost determined under the weighted average cost method.

Eternity Healthcare Inc.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2013 and 2012
(Expressed in U.S. Dollars)

2.             SIGNIFICANT ACCOUNTING POLICIES – continued

Foreign currency translation
The Company’s functional currency is the Canadian dollar and reporting currency is the U.S. dollar.  All transactions initiated in other currencies are translated into the reporting currency in accordance with ASC 830, “Foreign Currency Matters” as follows:

i)	Assets and liabilities at the rate of exchange in effect at the balance sheet date; and
ii)	Revenue and expense items at rate of exchange at the dates on which those elements are recognized.

Gains and losses on translation are included in other comprehensive income (loss) in stockholders’ deficiency for the period.

Financial instruments

Fair value
The carrying value of cash and cash equivalents, accounts receivable, accounts payable and due to related parties approximate their fair values because of the short-term maturity of these financial instruments.

Interest rate risk
The company is not exposed to significant interest rate risk due to the short-term maturity of its monetary assets and liabilities.

Credit risk
Credit risk is the risk of loss associated with counterparty’s inability to fulfill its payment obligations.  The Company’s credit risk is primarily attributable to cash and accounting receivable.  Management believes that the credit risk concentration with respect to financial instruments included in cash and accounts receivable is remote.

Currency risk
The Company’s operating expenses are primarily incurred in Canadian dollars, and fluctuation of the Canadian dollar in relation to the United States dollar will have an impact upon the profitability of the Company and may also have an effect of the value of the Company’s.  The Company has not entered into any agreements or purchased any instruments to hedge possible currency risk.  At April 30, 2013 1 United States dollar was equal to 1.01 Canadian dollars.

Basic and diluted net loss per share
The Company computes net loss per share in accordance with ASC 260, “Earnings per Share”.  ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement.  Basic EPS is computed by dividing net loss available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.  Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Eternity Healthcare Inc.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2013 and 2012
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

Comprehensive loss
ASC 22, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at April 30, 2013, the Company has items that represent a comprehensive income (loss) and, therefore, has included a schedule of comprehensive income (loss) in the financial statements.

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

Eternity Healthcare Inc.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2013 and 2012
(Expressed in U.S. Dollars)

2.             SIGNIFICANT ACCOUNTING POLICIES – continued

Recent accounting pronouncements
In May 2011, the FASB and International Accounting Standards Board (“IASB”) (collectively the “Boards”) issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”).  ASU 2011-04 created a uniform framework for applying fair value measurement principles for companies around the world and clarified existing guidance in U.S. GAAP.  ASU 2011-04 is effective for the first reporting annual period beginning after December 15, 2011 and shall be applied prospectively.  The Company does not expect this standard to have any material effect on its consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income.  This update is intended to increase the prominence of other comprehensive income in the financial statements by requiring public companies to present comprehensive income either as a single statement detailing the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income or using a two statement approach including both a statement of income and a statement of comprehensive income.  The option to present other comprehensive income in the statement of changes in equity has been eliminated.  The amendments in this update, which should be applied retrospectively, are affective for public companies for fiscal years, and interim periods beginning after December 15, 2011.  The Company does not expect this standard to have any material effect on its consolidated financial statements.

3.             INVENTORY

Inventory consists of needle free injection products that are held for resale.  Inventory is stated at the lower of cost or market with cost determined under the weighted average cost method.  As of April 30, 2013 and April 30, 2012 inventory consisted of the following:

	April 30,	April 30,
	2013	2012

Raw materials	$ −	$	−
Work in progress	−		−
Finished goods	12,822		−
Reserve for obsolescence	−		−

	$12,822	$	−

4.             EQUIPMENT

		Accumulated	April 30,	April 30
	Cost	depreciation	2013	2012

Computer equipment	$727	$562	$165	$404

Eternity Healthcare Inc.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2013 and 2012
(Expressed in U.S. Dollars)

5.             ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

6.             DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

During the fiscal year ended April 30, 2013, the Company received $ 195,691 in additional cash loans from a related party at the Company.  Total related party notes payable as of April 30, 2013 were $ 762,679.  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

7.             CAPITAL STOCK

Authorized
The total authorized capital is 300,000,000 common shares with a par value of $ 0.001 per common share.

Issued and outstanding
Effective on November 1, 2010, the Board of Directors approved a 1:10 reverse stock split and decreased the issued and outstanding share capital from 35,750,000 to 3,575,000 with the same par value of $ 0.001 per share.  Unless otherwise noted, all references herein to the number of common shares, price per common share or weighted average number of common shares outstanding have been adjusted to reflect this reverse stock split on a retroactive basis.

On December 13, 2010, the Company issued 60,000,000 common shares of the Company with a value of $ 60,000 related to the Share Exchange Transaction (Note 1).

8.             STOCK OPTIONS

During the fiscal year ended April 30, 2013, the Company granted 200,000 stock options for services.  The fair value of the stock options granted were estimated on the date granted using the Black-Scholes pricing model, with the following assumptions used for the valuation: exercise price of $0.55 per share, average risk-free interest rate of 0.79%, expected dividend yield of zero, expected lives of five years and an average expected volatility of 2.99%.  During the fiscal year ended April 30, 2013 and 2012, the Company recognized expense of $12,257 and $ Nil related to options that vested, respectively

9.             INCOME TAXES

The Company has losses carried forward for income tax purposes to April 30, 2013.  There are no current or deferred tax expenses for the year ended April 30, 2013 due to the Company’s loss position.  The Company has fully reserved for any benefits of these losses.  The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate.  Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period.  Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

Eternity Healthcare Inc.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2013 and 2012
(Expressed in U.S. Dollars)

9.             INCOME TAXES - continued

The provisions for refundable federal income tax consists of the following:

	April 30,	April 30,
	2013	2012

Deferred tax assets attributable to:
Current operations	$50,000	$30,045
Change in tax rates	(1,135)	(2,295)
Change in valuation allowance	(48,865)	(27,750)

Net refundable amount	$ −	$ −

The composition of the company’s deferred tax assets as at April 30, 2013 and April 30, 2012 is as follows:

	April 30,	April 30,
	2013	2012

Net operating loss carryforward	$147,397	$83,900
Equipment	108	20
Less: Valuation allowance	(147,505)	(83,920)

	$ −	$ −

10.           SUBSEQUENT EVENT

Subsequent to year end the Company leased an office premise. The lease commenced on July 1, 2013 and will expire on June 31, 2014. The lease requires minimum lease payments of $4,747CAD plus applicable utilities.

Item 9.          Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements with our accountants related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and subsequent interim periods.

Item 9A.       Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) concluded that, as of the end of such period, our disclosure controls and procedures were not effective to ensure that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), as appropriate, to allow timely decisions regarding required disclosure. The reasons for this finding were the weaknesses in our internal control over financial reporting enumerated below.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2013 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of April 30, 2013, our company determined that there were control deficiencies that constituted material weaknesses, as described below:

●
There is a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles in the US (“GAAP”) and the financial reporting requirements of the Securities and Exchange Commission;

●
here are insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements; and

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

Sadler, Gibb & Associates, LLC, our independent registered public auditor, was not required to and has not issued an attestation report concerning the effectiveness of our internal control over financial reporting as of April 30, 2013 pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this annual report.

Changes in Internal Controls

During the period ended April 30, 2013, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10.       Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Hassan Salari	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director	59	March 16, 2010
Bin Huang	Director	55	January 15, 2013
Dominique F. Borrelly	Director	53	January 18, 2013

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Hassan Salari – President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director

Hassan Salari has acted as a director of our company on March 16, 2010. He was subsequently appointed as president and chief executive officer on July 26, 2012 and as chief financial officer, treasurer and secretary on January 15, 2013.  Hassan Salari is an entrepreneur and scientist. Dr. Salari has over 25 years’ experience in the biotechnology field, specializing in highly sophisticated research and drug development programs and business development.

Dr. Salari was a director of Pacgen Biopharmaceuticals Inc., a public company with its shares listed on the TSX Venture Exchange. From 1998 to 2007, Dr. Salari was chief executive officer and president of Chemokine Therapeutics Corp., a company established as a focused biotechnology company to develop chemokine-based therapeutic products for human diseases. Chemokine was a public company listed on OTC Bulletin Board and the TSX. From 1992 to 1998, Dr. Salari was a chief executive officer and president of Inflazyme Pharmaceuticals Ltd., a company founded by Dr. Salari. Dr. Salari maintained the responsibility of managing the company’s business affairs as well as its drug discovery and development programs (focused on allergies and asthma). While there, he negotiated and closed several licensing deals with biotechnology and pharmaceutical companies.

We appointed Dr. Salari as president, chief executive officer, chief financial officer, treasurer, secretary and as a member of our company’s board of directors because of his experience with biotechnology and pharmaceutical companies.

Bin Huang – Director

Bin Huang was appointed as a director of our company on January 15, 2013. Bin Huang is a seasoned life-sciences executive with broad experiences in general management, business development, financing and corporate governance, in Canada and Asia.

From 2007 to December 2012, Mrs. Huang acted as president and chief executive officer of WEX Pharmaceuticals Inc. WEX is a subsidiary of CK Life Sciences Int’l., (Holdings) Inc. (“CKLS”), listed on The Stock Exchange of Hong Kong Limited (stock code: 0775). Mrs. Huang assisted WEX with completing a Canadian phase 3 trial of tetrodotoxin for cancer pain, conducted a US phase 2 trial for chemotherapy-induced neuropathic pain, and completing a $35M financing in 2010. Mrs. Huang left WEX to join our company.

Mrs. Huang earned a Bachelors’ of Science Degree in Genetics from Wuhan University, China in 1978, a PhD in Cell Biology from University of East Anglia, England in 1983 and a Masters of Business Administration Degree in 1994.

We appointed Bin Huang as a member of our company’s board of directors because of her ability to raise capital and her knowledge of the pharmaceutical industry.

Dominique F. Borrelly – Director

Dominique F. Borrelly was appointed as a director of our company on January 18, 2013. Mr. Borrelly has over 25 years of experience in sales and marketing and corporate/business development in the pharmaceutical (at Ciba-Geigy/Novartis & Sanofi-Aventis) and biotech sectors. Since 2000, he has been the president of Camargue Consulting, in Vancouver, British Columbia, Canada, wherein he specializes in assisting start-up companies - from development, evaluation and in-licensing of new technologies, through initiation of strategic alliances with multi-national corporate partners, to leading sales and marketing teams on commercial stage products.

In 2009, he was a healthcare network relationship specialist with Sanofi-Aventis Canada, Inc. in Vancouver, British Columbia, Canada, wherein he developed and managed strategic partnerships with integrated healthcare networks, teaching hospitals and regional health authorities in British Columbia.

From 2010 to 2012, Mr. Borrelly was a manager of the business development and acquisition division at Sanofi-Aventis Canada, Inc. in Montreal, Quebec, Canada, wherein he maintained the business development and acquisition activities in healthcare services/e-health solutions, oncology and diabetes (therapeutics and diagnostics) and medical devices.

We appointed Dominique F. Borrelly as a member of our company’s board of directors because of extensive marketing and business development experience the pharmaceutical and biotech sectors.

Family Relationships

There are no family relationships between any of the directors and officers.

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

Based solely on the reports received by our company and on written representations from certain reporting persons, we believe that the directors, executive officers and persons who beneficially own more than 10% of our company’s common stock during the fiscal year ended April 30, 2013 have been in compliance with Section 16(a).

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

Item 11.       Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended April 30, 2013 and 2012; and

(c)
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended April 30, 2013 and 2012, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Hassan Salari(1) President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director	2013 2012	40,000 Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	40,000 Nil

Francine Salari(2) Former President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director	2013 2012	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)
Dr. Hassan Salari was appointed as a director of our company on March 16, 2010 and as president and chief executive officer on July 26, 2012 and as chief financial officer, treasurer and secretary on January 15, 2013.

(2)
Mrs. Francine Salari resigned as appointed president and chief executive officer of our company on July 26, 2012 and as chief financial officer, treasurer, secretary and director of our company on January 15, 2013.

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

Stock Option Plan

On January 15, 2013, our directors approved the adoption of the 2013 Stock Option Plan which permits our company to issue up to 6,300,000 shares of our common stock to directors, officers, employees and consultants of our company upon the exercise of stock options granted under the 2013 Stock Option Plan.

2013 Grants of Plan-Based Awards

On January 15, 2013 our director, Bin Huang, was granted 100,000 stock options exercisable at a price of $0.55 per share for a period of five years from the date of grant. The vesting schedules for the stock options are 12,500 options every quarter from January 15, 2013.

On January 18, 2013 our director, Dominique F. Borrelly, was granted 100,000 stock options exercisable at a price of $0.55 per share for a period of five years from the date of grant. The vesting schedules for the stock options are 12,500 options every quarter from January 18, 2013.

Outstanding Equity Awards at Fiscal Year End

The particulars of unexercised options, stock that have not vested and equity incentive plan awards for our named executive officers are set out in the following table:

	Options Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Stock Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Bin Huang (1)	25,000	75,000	-	0.80	January 15, 2018	75,000	-	-	-
Dominique F. Borrelly (2)	25,000	75,000	-	0.80	January 18, 2018	75,000	-	-	-

(1)	Bin Huang was appointed as a director of our company on January 15, 2013.

(2)	Dominique F. Borrelly was appointed as a director of our company on January 18, 2013.

Outstanding Equity Awards at Fiscal Year End

There were no equity awards outstanding as at April 30, 2013.

Option Exercises

During our fiscal year ended April 30, 2013 there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

We have determined that we have two independent directors, Bin Huang and Dominique F. Borrelly, as that term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

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

The following table sets forth, as of July 19, 2013, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class

Hassan Salari 1517 West 58 Avenue Vancouver BC V6P 6T3	32,674,250 Common	51.39%

Bin Huang 1199 Seymour Street, Suite 2407 Vancouver, BC V6B 1K3	25,000 Common Shares(2)	*

Dominique F. Borrelly 1393 - 161B Street Surrey, BC V4A 7L7	25,000 Common Shares(2)	*

Directors and Executive Officers as a Group	32,724,250 Common Shares	51.39%

Francine Salari 1517 West 58 Avenue Vancouver BC V6P 6T3	19,000,005 Common	29.88%

Other Shareholders	19,000,005 Common	29.88%

* Less than 1%.

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on July 19, 2013. As of July 19, 2013, there were 63,575,000 shares of our company’s common stock issued and outstanding.

(2)	Includes options to acquire an aggregate of 25,000 shares of common stock by each of our directors, Bin Huang and Dominique F. Borrelly, exercisable within 60 days.

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

On December 13, 2010, pursuant to the closing of the Share Exchange, we issued 30,000,000 shares of our common stock to Hassan Salari, a director and officer, and 30,000,000 shares to Francine Salari, our former president, chief executive officer and director.

As at April 30, 2013, $762,679 is payable to a related party of our company related to operating expenses paid on behalf of the company (April 30, 2012 –$582,081). This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

Director Independence

We currently act with three directors, consisting of Hassan Salari, Bin Huang and Dominique F. Borrelly. We have determined that we have two directors, Bin Huang and Dominique F. Borrelly, that would qualify as “independent directors” as defined by Nasdaq Marketplace Rule 4200(a)(15).

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

Item 14.       Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended April 30, 2013 and for the fiscal year ended April 30, 2011 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	April 30, 2013 $	April 30, 2012 $
Audit Fees	10,750	9,500
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	9,500	9,500

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

PART IV

Item 15.       Exhibits, Financial Statement Schedules

(a)	Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document;

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit No.	Document Description
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession
2.1	Share Exchange Agreement with Eternity Healthcare Inc., dated December 13, 2010 (incorporated by reference to our Current Report on Form 8-K filed on December 17, 2010)
(3)	(i) Articles of Incorporation; (ii) By-laws
3.1	Articles of Incorporation (incorporated by reference to our C Registration Statement on Form S-1 filed on June 25, 2008)
3.2	By-laws (incorporated by reference to our Registration Statement on Form S-1 filed on June 25, 2008)
3.3	Certificate of Amendment filed with the Nevada Secretary of State on November 1, 2010 (incorporated by reference to our Current Report on Form 8-K filed on November 16, 2010)
(10)	Material Contracts
10.1
Revised Distribution Agreement dated June 25, 2012 between our company, our subsidiary, MK Global Co. and MIKA Medical Co. (incorporated by reference to our Annual Report on Form 10-K filed on July 19, 2012)

10.2*	2013 Stock Option Plan
10.3*	Rental Agreement dated June 22, 2013 between our company and Kinexus Bioinformatic
(14)	Code of Ethics
14.1*	Code of Business Conduct and Ethics
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certifications under Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002
101**	Interactive Data File (Form 10-K for the year ended April 30, 2012 furnished in XBRL)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

ETERNITY HEALTHCARE INC.
(Registrant)

Dated: August 8, 2013	/s/ Hassan Salari
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

Dated: August 8, 2013	/s/ Hassan Salari
Hassan Salari
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated: August 8, 2013	/s/ Bin Huang
Bin Huang
Director

Dated: August 8, 2013	/s/ Dominique F. Borrelly
Dominique F. Borrelly
Director