Form 10-Q
period 2013-07-31
ETERNITY HEALTHCARE INC.
filed 2013-09-16
CIK 1437822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	July 31, 2013

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	000-53376

ETERNITY HEALTHCARE INC.
(Exact name of registrant as specified in its charter)

Nevada	75-3268426
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8755 Ash Street, Suite 1, Vancouver, British Columbia	V6P 6T3
(Address of principal executive offices)	(Zip Code)

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

66,299,868 common shares issued and outstanding as of September 16, 2013.

PART I – FINANCIAL INFORMATION

Item 1.                 Financial Statements

The following unaudited interim condensed consolidated financial statements of Eternity Healthcare Inc. for the three month period ended July 31, 2013 are included with this Quarterly Report on Form 10-Q.

Eternity Healthcare Inc.
(A Development Stage Company)
CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
For the three months ended July 31, 2013 and 2012
(Expressed in U.S. Dollars)

NOTICE TO READER

On the basis of information provided by management, we have compiled the condensed consolidated balance sheet of Eternity Healthcare Inc. (Expressed in U.S. Dollars) as at July 31, 2013 and 2012 and the condensed consolidated statements of loss, deficit and accumulated other comprehensive income (loss) and cash flows for the three month periods then ended.

We have not performed an audit or a review engagement in respect of these condensed consolidated financial statements and, accordingly, we express no assurance thereon.

Readers are cautioned that these condensed consolidated financial statements may not be appropriate for their purposes.

Vancouver, B.C.
September 3, 2013	Chartered Accountants

Eternity Healthcare Inc.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEET
(Expressed in U.S. Dollars)

	As at July 31, 2013	As at April 30, 2013

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$615,668	$156,554
Accounts receivable	4,134	297
Inventory (Note 5)	42,275	12,822
Prepaid expenses	—	16,038
GST/HST receivable	5,108	3,729
	667,185	189,440

PROPERTY AND EQUIPMENT, net (Note 6)	104	165

TOTAL ASSETS	$667,289	$189,605

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$—	$4,532
Due to related parties (Note 7)	845,467	762,679

Total Liabilities	845,467	767,211

SHAREHOLDERS’ DEFICIENCY

CAPITAL STOCK (Note 8)

Authorized
300,000,000 common shares, par value $0.001
Issued and outstanding
July 31, 2013 – 63,575,000 common shares
April 30, 2013 – 63,575,000 common shares	63,575	63,575
Additional paid-in capital	(63,180)	(73,816)
Share subscriptions (Note 10)	461,620	—
Accumulated other comprehensive gain (loss)	9,565	310
Deficit, accumulated during the development stage	(649,758)	(567,675)

Total Stockholders’ deficiency	(178,178)	(577,606)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$667,289	$189,605

The accompanying notes are an integral part of these interim consolidated financial statements.

Eternity Healthcare Inc.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF LOSS AND COMPREHENSIVE LOSS
(Expressed in U.S. Dollars)

	For the three month period ended July 31, 2013	For the three month period ended July 31,2012	From inception on December 10, 2009 to July 31, 2013

SALES
Product sales	$19,091	$—	$35,266
Cost of goods sold	4,992	—	10,625
Gross margin	14,099	—	24,641

EXPENSES
Depreciation	61	61	623
General and administrative	29,971	14,229	161,252
Professional fees	35,278	15,340	328,489
Research and development	—	—	109,360
Salaries	30,872	—	74,675

NET LOSS FROM OPERATIONS	$(82,083)	$(29,630)	$(649,758)

Provision for income taxes	—	—	—

NET LOSS	$(82,083)	$(29,630)	$(649,758)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustments	9,255	7,816	9,565

COMPREHENSIVE LOSS	$(72,828)	$(21,814)	$(640,193)

COMPREHENSIVE LOSS PER SHARE – BASIC AND DILUTED	$(0.001)	$(0.000)

NET LOSS PER SHARE – BASIC AND DILUTED	$(0.001)	$(0.000)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	63,575,000	63,575,000

The accompanying notes are an integral part of these interim consolidated financial statements.

Eternity Healthcare Inc.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Expressed in U.S. Dollars)

	For the three month period ended July 31,2013	For the three month period ended July 31, 2012	From inception on December 10, 2009 to July 31, 2012

OPERATING ACTIVITIES

Net (loss) income for the period	$(82,083)	$(29,630)	$(649,758)
Adjustments to reconcile net cash provided by operating activities:
Depreciation	61	70	623
Expenses paid on behalf of the Company by related parties	—	—	7,308
Stock options issued for services	10,636	—	22,893
Changes in operating assets and liabilities:
Inventory	(29,453)	—	(42,275)
Prepaid expenses	16,038	—	—
Accounts receivable	(3,843)	—	2,293
Accounts payable and accrued liability	(4,445)	(3,642)	(4,742)
GST/HST receivable	(1,451)	2,275	(5,479)

Net cash used in operating activities	(94,540)	(35,486)	(669,137)

INVESTING ACTIVITIES
Purchase of equipment	—	—	(727)

FINANCING ACTIVITIES
Common shares issued for cash	—	—	380
Subscription payments received	461,620	—	461,620
Proceeds from related party payables	97,350	36,109	881,209
Repayments on related party payables	—	—	(31,673)

Net cash provided by financing activities	558,970	36,109	1,311,536

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(5,316)	(5,125)	(26,014)

INCREASE (DECREASE) IN CASH	459,114	(4,502)	615,658

CASH, beginning of period	156,554	226,372	—

CASH, end of period	$615,668	221,870	$615,658

NON CASH INVESTING AND FINANCING ACTIVITIES
Net assets acquired in share agreement	—	—	22,879

The accompanying notes are an integral part of these interim consolidated financial statements.

Eternity Healthcare Inc.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Expressed in U.S. Dollars)
(Unaudited)

	Shares	Amount ($0.001 par)	Additional paid-in capital	Share subscriptions	Accumulated OCI	Accumulated deficit	Total

Balance as at April 30, 2010	60,000,000	60,000	(59,620)	—	(914)	(29,765)	(30,299)

Recapitalization (Notes 1 and 6)	3,575,000	3,575	(26,453)	—	—	—	(22,878)

Currency translation adjustment	—	—	—	—	3,543	—	3,543

Net loss for the year ended April 30, 2011	—	—	—	—	—	(101,221)	(101,221)

Balance as at April 30, 2011	63,575,000	63,575	(86,073)	—	2,629	(130,986)	(150,855)

Currency translation adjustment	—	—	—	—	(12,143)	—	(12,143)

Net loss for the year ended April 30, 2012	—	—	—	—	—	(184,650)	(184,650)

Balance as at April 30, 2012	63,575,000	$63,575	$(86,073)	—	$(9,514)	$(315,636)	$(347,648)

Value options issued for shares	—	—	12,257	—	—	—	12,257

Currency translation adjustment	—	—	—		9,824	—	9,824

Net loss for the period ended April 31, 2013	—	—	—	—	—	(252,039)	(252,039)

Balance as at April 30, 2013	63,575,000	$63,575	$(73,816)	—	$310	$(567,675)	$(577,606)

Value options issued for shares	—	—	10,636	—	—	—	10,636

Issuance of subscriptions on private placement (Note 10)	—	—	—	$461,620	—	—	461,620

Currency translation adjustment	—	—	—	—	9,255		9,255

Net loss for the period ended July 31, 2013	—	—	—	—	—	(82,083)	(82,083)
	63,575,000	$63,575	$(63,180)	461,620	$9,565	$(649,758)	$(178,178)

The accompanying notes are an integral part of these interim consolidated financial statements.

Eternity Healthcare Inc.
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2013
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

Eternity Healthcare Inc.
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2013
(Expressed in U.S. Dollars)
(Unaudited)

1.         NATURE AND CONTINUANCE OF OPERATIONS - continued

The Company’s consolidated financial statements as at July 31, 2013 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company has net loss of $82,083 for the quarter ended July 31, 2013 (July 31, 2012 - $29,526) and has a working capital deficit of $ 178,282 as at July 31, 2013 (April 30, 2013 - $577,771).

2.         CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, result of operations, and cash flows at July 31, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2013 audited financial statements. The results of operations for the period ended July 31, 2013 and 2012 are not necessarily indicative of the operating results for the full year.

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

Eternity Healthcare Inc.
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2013
(Expressed in U.S. Dollars)
(Unaudited)

4.         SIGNIFICANT ACCOUNTING POLICIES - continued

Cash and cash equivalents
Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

Inventory
Inventory is stated at the lower of cost or market with cost determined under the weighted average cost method

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

Use of estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenditures during the reporting period.  Actual results could differ from these estimates

Recent accounting pronouncements
The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have material impact on the Company’s financial position or statements.

Eternity Healthcare Inc.
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2013
(Expressed in U.S. Dollars)
(Unaudited)

5.         INVENTORY

Inventory consists of needle free injection products that are held for resale.  Inventory is stated at the lower of cost or market with cost determined under the weighted average cost method.  As of July 31, 2013 and April 30, 2013 inventory consisted of the following:

	July 31,	April 30,
	2013	2013

Raw materials	$—	$—
Work in progress	—	—
Finished goods	42,275	12,822
Reserve for obsolescence	—	—
	$42,275	$12,822

6.         EQUIPMENT

		Accumulated	July 31,	April 30
	Cost	depreciation	2013	2013

Computer equipment	$727	$623	$104	$165

7.         DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

During the period ended July 31, 2013, the Company received $97,350 in additional cash loans from a related party of the Company.  Total related party notes payable as of July 31, 2013 were $845,467.  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

See also Note 10.

8.         CAPITAL STOCK

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

On December 13, 2010, the Company issued 60,000,000 common shares of the Company with a value of $60,000 related to the Share Exchange Agreement (Note 1).

See also Note 10.

Eternity Healthcare Inc.
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2013
(Expressed in U.S. Dollars)
(Unaudited)

9.         STOCK OPTIONS

During the fiscal year ended April 30, 2013, the Company granted 200,000 stock options for services.  The fair value of the stock options granted were estimated on the date granted using the Black-Scholes pricing model, with the following assumptions used for the valuation: exercise price of $0.55 per share, average risk-free interest rate of 0.79%, expected dividend yield of zero, expected lives of five years and an average expected volatility of 2.99%.  During the three months ended July 31, 2013 and 2012, the Company recognized expense of $10,636 and $Nil related to options that vested, respectively.

During the period ended July 31, 2013, the Company issued no new stock options.

10.       SUBSEQUENT EVENT

Subsequent to the end of the quarter the Company completed an agreement with existing shareholders to exchange outstanding loans to related parties for common shares at a rate of 1 common share per $0.50 of debt. The total number of shares issued under this agreement was 1,724,868 to settle amounts due to related parties of $862,434.

Additionally, the Company completed a non-brokered private placement for 1,000,000 common shares at a price of $500,000, of which $461,620 was received by July 31, 2013.

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

On August 26, 2013, we entered into debt settlement subscription agreements pursuant to which we settled demand notes of $853,634 and $8,800 previously payable to our president and a family member, respectively. Pursuant to the agreements, we issued 1,707,268 common shares to the debt holders, in full settlement of all debt and accrued interest payable to them by our company.  The debt conversion price was $0.50 per share.

Concurrently with the above described issuances, we closed a private placement pursuant to which we issued 1,000,000 common shares to two investors at the price of $0.50 per share, raising aggregate proceeds of $500,000.

In respect of the above described transactions, we issued an aggregate of 2,724,868 common shares to four (4) non-US persons (as that term is defined in Regulation S of the Securities Act of 1933 (“Regulation S”), in offshore transactions relying on Regulation S.

Results of Operations for the Three Months Ended July 31, 2013 and 2012

The following summary of our results of operations should be read in conjunction with our unaudited interim consolidated financial statements for the quarter ended July 31, 2013 which are included herein.

Our operating results for the three month periods ended July 31, 2013 and 2012 and the changes between those periods for the respective items are summarized as follows:

	Three Month Period Ended July 31, 2013	Three Month Period Ended July 31, 2012		Change Between Three Month Periods Ended July 31, 2012 and July 31, 2013
Sales	$19,091	$	Nil	$19,091

Cost of goods sold	$4,992	$	Nil	$4,992
Operating expenses	$96,182		$29,630	$66,552
Net loss	$(82,083)		$(29,630)	$(52,453)

Our expenses increased during the three month period ended July 31, 2013 compared to the same period in 2012 primarily as a result of increases in general and administrative expenses, professional fees and salaries.

Revenues

We have earned revenues of $35,266 from December 10, 2009 (date of inception) through July 31, 2013.  We have incurred $674,399 in expenses from December 10, 2009 (date of inception) through July 31, 2013.

Expenses

Our expenses for the three months ended July 31, 2013 and 2012 and for the period from December 10, 2009 (inception) through July 31, 2013 are outlined in the table below:

	Three Month Period Ended July 31, 2013 ($)		Three Month Period Ended July 31, 2012 ($)		For the Period from December 10, 2009 (Inception) through July 31, 2013 ($)
Depreciation		$61		$61	$623
General and administrative		$29,971		$14,229	$161,252
Professional fees		$35,278		$15,340	$328,489
Research and development	$	Nil	$	Nil	$109,360
Salaries		$30,872	$	Nil	$74,675

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

Liquidity and Financial Condition

Working Capital

	At July 31, 2013 ($)	At April 31, 2013 ($)
Current Assets	$667,185	$189,440
Current Liabilities	$845,467	$767,211
Working Capital Deficit	$(178,282)	$(577,771)

Cash Flows

	Three Month Period Ended July 31, 2013 ($)	Three Month Period Ended July 31, 2012 ($)	For the Period from December 10, 2009 (Inception) through July 31, 2013 ($)
Cash Flows used in Operating Activities	(94,540)	(35,486)	(669,137)
Cash Flows used in Investing Activities	Nil	Nil	(727)
Cash Flows provided by Financing Activities	558,970	36,109	1,311,536
Effect of Exchange Rate Changes on Cash	(5,316)	(5,125)	(26,014)
Net Increase (Decrease) in Cash During Period	459,144	(4,502)	615,658

As of July 31, 2013, our total assets were $667,289 and our total liabilities were $845,467 and we had a working capital deficit of $178,282. Our unaudited financial statements report a net loss of $82,083 for the three months ended July 31, 2013 compared to a net loss of $29,630 for the same period in 2012 and a net loss of $649,758 for the period from December 10, 2009 (inception) to July 31, 2013.

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

Anticipated Cash Requirements

We estimate that our expenses over the next 12 months (beginning August 2013) will be approximately $1,000,000 as described in the table below. These estimates may change significantly depending on the performance of our products in the marketplace and our ability to raise capital from shareholders or other sources.

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

Going Concern

The interim consolidated financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of July 31, 2013, our company has accumulated losses of $649,758 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. These interim consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

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

Future Financings

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities rearrange for debt or other financing to fund our planned activities.

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

Principles of Consolidation

The consolidated financial statements include the accounts of our company and our wholly-owned subsidiary, Eternity BC.  All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

Inventory

Inventory is stated at the lower of cost or market with cost determined under the weighted average cost method

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

As of the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report due to the material weaknesses in our internal controls over financial reporting identified in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on August 8, 2013.

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

Item 2.               Unregistered Sales of Equity Securities

On August 26, 2013, we entered into debt settlement subscription agreements pursuant to which we settled demand notes of $853,634 and $8,800 previously payable to our president and a family member, respectively. Pursuant to the agreements, we issued 1,707,268 common shares to the debt holders, in full settlement of all debt and accrued interest payable to them by our company.  The debt conversion price was $0.50 per share.

Concurrently with the above described issuances, we closed a private placement pursuant to which we issued 1,000,000 common shares to two investors at the price of $0.50 per share, raising aggregate proceeds of $500,000.

In respect of the above described transactions, we issued an aggregate of 2,724,868 common shares to four non-US persons (as that term is defined in Regulation S of the Securities Act of 1933 (“Regulation S”), in offshore transactions relying on Regulation S.

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

10.2	2013 Stock Option Plan (incorporated by reference to our Annual Report on Form 10-K filed on August 8, 2013)
10.3	Rental Agreement dated June 22, 2013 between our company and Kinexus Bioinformatic (incorporated by reference to our Annual Report on Form 10-K filed on August 8, 2013)
(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics (incorporated by reference to our Annual Report on Form 10-K filed on August 8, 2013)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certifications under Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002
101**	Interactive Data File (Form 10-K for the year ended April 30, 2012 furnished in XBRL)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

ETERNITY HEALTHCARE INC.

Date: September 16, 2013	/s/ Hassan Salari
Hassan Salari
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)