Form 10-Q
period 2013-10-31
ETERNITY HEALTHCARE INC.
filed 2013-12-10
CIK 1437822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

or

☐             TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to __________________

Commission File Number 000-53376

ETERNITY HEALTHCARE INC.
(Exact name of registrant as specified in its charter)

Nevada	75-3268426
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8755 Ash Street, Suite 1, Vancouver, British Columbia, Canada	V6P 6T3
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

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

66,299,868 common shares issued and outstanding as of December 9, 2013.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

The following unaudited interim condensed consolidated financial statements of Eternity Healthcare Inc. for the three and six month periods ended October 31, 2013 are included with this Quarterly Report on Form 10-Q.

Eternity Healthcare Inc.
 (A Development Stage Company)
CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
For the six months ended October 31, 2013
(Expressed in U.S. Dollars)
(Unaudited)

Eternity Healthcare Inc.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEET
(Expressed in U.S. Dollars)

	As at October 31, 2013 (unaudited)	As at April 30, 2013

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$517,517	$156,554
Accounts receivable	7,149	297
Inventory (Note 5)	34,348	12,822
Note receivable	50,000	--
Prepaid expenses	4,130	16,038
GST/HST receivable	999	3,729

	614,143	189,440

PROPERTY AND EQUIPMENT, net (Note 6)	44	165

TOTAL ASSETS	$614,187	$189,605

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$3,193	$4,532
Due to related parties (Note 7)	5,889	762,679

Total Liabilities	9,082	767,211

SHAREHOLDERS’ DEFICIT

COMMON STOCK (Note 8)

Authorized
300,000,000 common shares, par value $0.001
Issued and outstanding
October 31, 2013 – 66,299,868 common shares
April 30, 2013 – 63,575,000 common shares	66,300	63,575
Additional paid-in capital	1,479,753	(73,816)
Accumulated other comprehensive gain (loss)	17,958	310
Deficit, accumulated during the development stage	(958,906)	(567,675)

Total Stockholders’ Deficit	605,105	(577,606)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$614,187	$189,605

The accompanying notes are an integral part of these interim consolidated financial statements.

Eternity Healthcare Inc.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF LOSS AND COMPREHENSIVE LOSS
(Expressed in U.S. Dollars)
(Unaudited)

	For the three month period ended October 31, 2013	For the three month period ended October 31, 2012	For the six month period ended October 31, 2013	For the six month period ended October 31, 2012	From inception on December 10, 2009 through October 31, 2013
SALES					$
Product Sales	7,493	--	26,584	--		42,759
Cost of goods sold	6,796	--	11,788	--		17,421
	697	--	14,796	--		25,338

EXPENSES
Depreciation	$60	$61	$121	$122		$683
General and administrative	75,860	30,258	105,831	44,487		237,112
Professional fees	31,559	27,668	66,837	43,008		360,048
Research and development	−	−	−	−		109,360
Salaries	29,879	--	60,751	--		104,554
TOTAL OPERATING EXPENSES	137,358	57,987	233,540	87,617		811,757

LOSS FROM OPERATIONS	(136,661)	(57,987)	(218,744)	(87,617)		(786,419)

OTHER EXPENSE
Loss on settlement of debt	(172,487)	--	(172,487)	--		(172,487)
TOTAL OTHER EXPENSE	(172,487)	--	(172,487)	--		(172,487)

NET LOSS FOR THE PERIOD	$(309,148)	$(57,987)	(391,231)	$(87,617)		$(958,906)

COMPREHENSIVE LOSS
Net loss for the period	$(309,148)	$(57,987)	(391,231)	$(87,617)		$(958,906)
Foreign currency translation adjustments	8,393	(408)	17,648	7,408		17,958

COMPREHENSIVE LOSS FOR THE PERIOD	$(300,755)	$(58,395)	(373,583)	$(80,209)		$(940,948)

NET LOSS PER SHARE – BASIC AND DILUTED	$(0.005)	$(0.001)	(0.006)	$(0.001)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	65,741,494	63,575,000	64,810,104	63,575,000

The accompanying notes are an integral part of these interim consolidated financial statements.

Eternity Healthcare Inc.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Expressed in U.S. Dollars)
(Unaudited)

	For the six month period ended October 31, 2013	For the six month period ended October 31, 2012	From inception on December 10, 2009 to October 31, 2013

OPERATING ACTIVITIES
Net loss for the period	$(391,231)	$(87,617)	$(958,906)
Adjustments to reconcile net cash provided by operating activities:
Depreciation	121	122	683
Expenses paid on behalf of the Company by related parties	–	–	7,308
Stock options issued for services	21,373	--	33,630
Loss on settlement of debt	172,487	--	172,487
Changes in operating assets and liabilities:
Inventory	(22,275)	--	(34,184)
Prepaid expenses	11,366		(4,672)
Accounts receivable	(6,862)	--	(7,159)
Note receivable	(50,000)	--	(50,000)
Accounts payable and accrued liability	(1,182)	(3,660)	4,964
GST/HST receivable	2,604	6,923	(1,424)

Net cash used in operating activities	(263,599)	(84,232)	(837,273)

INVESTING ACTIVITIES
Purchase of equipment	–	–	(727)

FINANCING ACTIVITIES
Common shares issued for cash (Note 8)	500,000	–	500,380
Proceeds from related party payables	(95,900)	171,321	879,759
Repayments on related party payables	–	–	(31,673)

Net cash provided by financing activities	595,900	171,321	1,348,466

EFFECT OF EXCHANGE RATE CHANGES ON CASH	27,749	(2,798)	(7,051)

INCREASE IN CASH	360,963	84,291	517,517

CASH, beginning of period	156,554	226,372	–

CASH, end of period	$517,517	310,663	$517,517

NON CASH INVESTING AND FINANCING ACTIVITIES
Net assets acquired in share agreement	–	–	22,879
Common stock issued for debt	862,434	–	862,434

The accompanying notes are an integral part of these interim consolidated financial statements.

Eternity Healthcare Inc.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Expressed in U.S. Dollars)
(Unaudited)

	Shares	Amount ($0.001 par)	Additional paid-in capital	Accumulated OCI	Accumulated deficit	Total

Balance as at April 30, 2010	60,000,000	60,000	(59,620)	(914)	(29,765)	(30,299)

Recapitalization (Notes 1 and 6)	3,575,000	3,575	(26,453)	-	-	(22,878)

Currency translation adjustment	-	-	-	3,543	-	3,543

Net loss for the year ended April 30, 2011	-	-	-	-	(101,221)	(101,221)

Balance as at April 30, 2011	63,575,000	63,575	(86,073)	2,629	(130,986)	(150,855)

Currency translation adjustment	-	-	-	(12,143)	-	(12,143)

Net loss for the year ended April 30, 2012	-	-	-	-	(184,650)	(184,650)

Balance as at April 30, 2012	63,575,000	$63,575	$(86,073)	$(9,514)	$(315,636)	$(347,648)

Value options issued for shares (Note 9)	--	--	12,257	--	--	12,257

Currency translation adjustment	–	–	–	9,824	–	9,824

Net loss for the period ended April 31, 2013	–	–	–	–	(252,039)	(252,039)

Balance as at April 30, 2013	63,575,000	$63,575	$(73,816)	$310	$(567,675)	$(577,606)

Common stock issued for cash (Note 8)	1,000,000	1,000	499,000	--	--	500,000

Common stock issued for debt (Note 8)	1,724,868	1,725	1,033,196	--	--	1,034,921

Value options issued for shares (Note 9)	--	--	21,373	--	--	21,373

Currency translation adjustment	--	--	--	17,648		17,648

Net loss for the period ended October 31, 2013	--	--	--	--	(391,231)	(391,231)

	66,299,868	$66,300	$1,479,753	$17,958	$(958,906)	$(605,105)

The accompanying notes are an integral part of these interim consolidated financial statements.

Eternity Healthcare Inc.
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2013
(Expressed in U.S. Dollars)
(Unaudited)

1.	NATURE AND CONTINUANCE OF OPERATIONS

Eternity Healthcare Inc. (the “Company”) was incorporated under the laws of the State of Nevada on October 24, 2007 under the name Kid’s Book Writer, Inc.  On September 23, 2010, the Company changed its name to Eternity Healthcare Inc., and affected a reverse stock split of the issued and outstanding common stock at a factor of 10 old shares for 1 new share.  The Company is focused on offering medical devices and medical equipment.

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
October 31, 2013
(Expressed in U.S. Dollars)
(Unaudited)

1.	NATURE AND CONTINUANCE OF OPERATIONS - continued

On October 25, 2013 the Company entered into a Binding Letter of Intent for Acquisition Through Share Exchange with Global Medical Equipment of America (GMEA) to issue 40,000,000 shares to the shareholders of GMEA in exchange for all of the shares of GMEA. This share agreement is expected to complete during the first quarter of 2014 at which time the head office of the Company will relocate from Vancouver, Canada to Phoenix, Arizona.

The Company’s consolidated financial statements as at July 31, 2013 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company has net loss of $391,231 for the six months ended October 31, 2013 (October 31, 2012 - $87,617) and has a working capital surplus of $605,061 as at October 31, 2013 (April 30, 2013 - $577,771 deficit).

2.	CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, result of operations, and cash flows at October 31, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2013 audited financial statements. The results of operations for the period ended October 31, 2013 and 2012 are not necessarily indicative of the operating results for the full year.

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
October 31, 2013
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
October 31, 2013
(Expressed in U.S. Dollars)
(Unaudited)

5.	INVENTORY

Inventory consists of needle free injection products that are held for resale.  Inventory is stated at the lower of cost or market with cost determined under the weighted average cost method.  As of October 31, 2013 and April 30, 2013 inventory consisted of the following:

	October 31, 2013		April 30, 2013

Raw materials	$	−	$	−
Work in progress		−		−
Finished goods		34,348		12,822
Reserve for obsolescence		−		−

		$34,348		$12,822

6.	EQUIPMENT

	Cost	Accumulated depreciation	October 31, 2013	April 30 2013

Computer equipment	$728	$684	$44	$165

7.	DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

During the period ended October 31, 2013, the Company received $95,900 additional cash loans from related parties of the Company. On August 26, 2013 the Company exchanged $862,434 in related party notes payable held by Eternity BC for 1,724,868 common shares of the Company. Total related party notes payable as of October 31, 2013 were $ 5,889.  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

See also Note 8

8.	CAPITAL STOCK

Authorized
The total authorized capital is 300,000,000 common shares with a par value of $ 0.001 per common share.

Eternity Healthcare Inc.
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2013
(Expressed in U.S. Dollars)
(Unaudited)

8.	CAPITAL STOCK – continued

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

On December 13, 2010, the Company issued 60,000,000 common shares of the Company with a value of $ 60,000 related to the Share Exchange Agreement (Note 1).

On August 26, 2013 the Company completed an agreement with existing shareholders to exchange outstanding loans to related parties for common shares at a rate of 1 common share per $0.60 of debt.  The total number of shares issued under this agreement was 1,724,868 to settle amounts due to related parties of $862,434, causing a loss on settlement of debt of $172,487. Additionally, the Company completed a non-brokered private placement for 1,000,000 common shares at a price of $500,000.

9.	STOCK OPTIONS

During the fiscal year ended April 30, 2013, the Company granted 200,000 stock options for services.  The fair value of the stock options granted were estimated on the date granted using the Black-Scholes pricing model, with the following assumptions used for the valuation: exercise price of $0.55 per share, average risk-free interest rate of 0.79%, expected dividend yield of zero, expected lives of five years and an average expected volatility of 2.99%. During the months ended October 31, 2013 and 2012 the Company recognized expense of $21,373 and $Nil related to options that vested, respectively.

During the period ended October 31, 2013, the Company issued no new stock options.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q and other reports filed by our company from time to time with the United States Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements (collectively the “Filings”) and information that are based upon beliefs of, and information currently available to, our company’s management as well as estimates and assumptions made our company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to our company or our company’s management identify forward-looking statements. Such statements reflect the current view of our company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of our company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2013, filed with the SEC, relating to our company’s industry, our company’s operations and plan of operations, and any businesses that our company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Our interim condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the interim condensed consolidated financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our interim condensed consolidated financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report.

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

General Overview

We were incorporated in the State of Nevada on October 24, 2007 as an online services company under the name Kid’s Book Writer, Inc. On September 23, 2010, we changed our name to Eternity Healthcare Inc., and we effected a reverse split of our issued and outstanding common stock on a 10 old shares for 1 new share basis. Our business offices are located at 8755 Ash Street, Suite 1, Vancouver, British Columbia, Canada V6P 6T3. Our telephone number is (855) 324-1110.

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

On December 10, 2010, we entered into and completed a share exchange agreement with Eternity Healthcare Inc., a British Columbia corporation, wherein we acquired Eternity BC as our wholly owned subsidiary and abandoned our former business to focus on the operations of Eternity BC.

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

On August 26, 2013 our company completed an agreement with existing shareholders to exchange outstanding loans to related parties for common shares at a rate of 1 common share per $0.60 of debt.  The total number of shares issued under this agreement was 1,724,868 to settle amounts due to related parties of $862,434, causing a loss on settlement of debt of $172,487. Additionally, our company completed a non-brokered private placement for 1,000,000 common shares at a price of $500,000.

On October 30, 2013, we announced that our company has reached an agreement with Phoenix-based Global Medical Equipment of America (GMEA) pursuant to which our company will acquire 100% of our GMEA through a share exchange agreement. Our company will issue to GMEA, and all of the shareholders of GMEA, approximately 40,000,000 of its shares in exchange for all of the shares of GMEA and all of their shareholders. These new shares will be issued by our company at the time of the transaction. The share exchange agreement is expected to complete in the first quarter of 2014. As part of the transaction, our company’s head office shall be moved from Vancouver, Canada to Phoenix, Arizona where it will become sequestered under the existing management of GMEA. The current president and chief executive officer of GMEA, Mr. Harold Halman, shall take the position as the president and chief executive officer of our company and Dr. Hassan Salari will serve as executive chairman.

Results of Operations for the Three Months Ended October 31, 2013 and 2012

The following summary of our results of operations should be read in conjunction with our unaudited interim consolidated financial statements for the quarter ended October 31, 2013 which are included herein.

Our operating results for the three and six month periods ended October 31, 2013 and 2012 and the changes between those periods for the respective items are summarized as follows:

	Three Month Period Ended October 31, 2013	Three Month Period Ended October 31, 2012		Change Between Three Month Periods Ended October 31, 2012 and October 31, 2013
Sales	$7,493	$	Nil	$7,493

Cost of goods sold	$6,796	$	Nil	$6,796
Operating expenses	$137,358		$57,987	$79,371
Total other expenses	$172,487	$	Nil	$172,487
Net loss	$(309,148)		$(57,987)	$251,161

Our expenses increased during the three month period ended October 31, 2013 compared to the same period in 2012 primarily as a result of increases in cost of goods sold, general and administrative expenses, professional fees, salaries and loss on settlement of debt.

	Six Month Period Ended October 31, 2013	Six Month Period Ended October 31, 2012		Change Between Six Month Periods Ended October 31, 2012 and October 31, 2013
Sales	$26,584	$	Nil	$26,584

Cost of goods sold	$11,788	$	Nil	$11,788
Operating expenses	$233,540		$87,617	$145,923
Total other expenses	$172,487	$	Nil	$172,487
Net loss	$(391,231)		$(87,617)	$(303,614)

Our expenses increased during the six month period ended October 31, 2013 compared to the same period in 2012 primarily as a result of increases in cost of goods sold, general and administrative expenses, professional fees, salaries and loss on settlement of debt.

Revenues

We have earned net revenues of $25,338 from December 10, 2009 (date of inception) through October 31, 2013. We have incurred $811,757 in operating expenses from December 10, 2009 (date of inception) through October 31, 2013.

Expenses

Our expenses for the three and six months ended October 31, 2013 and 2012 and for the period from December 10, 2009 (inception) through October 31, 2013 are outlined in the table below:

	Three Month Period Ended October 31, 2013		Three Month Period Ended October 31, 2012		Six Month Period Ended October 31, 2013		Six Month Period Ended October 31, 2012		For the Period from December 10, 2009 (Inception) through October 31, 2013 ($)
Depreciation		$60		$61		$121		$122	$683
General and administrative		$75,860		$30,258		$105,831		$44,487	$237,112
Professional fees		$31,559		$27,668		$66,837		$43,008	$360,048
Research and development	$	Nil	$	Nil	$	Nil	$	Nil	$109,360
Salaries		$29,879	$	Nil		$60,751	$	Nil	$104,554

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

Liquidity and Financial Condition

Working Capital

	At October 31, 2013 ($)	At April 31, 2013 ($)
Current Assets	$614,143	$189,440
Current Liabilities	$9,082	$767,211
Working Capital (Deficit)	$605,061	$(577,771)

Cash Flows

	Six Month Period Ended October 31, 2013 ($)	Six Month Period Ended October 31, 2012 ($)	For the Period from December 10, 2009 (Inception) through October 31, 2013 ($)
Cash Flows used in Operating Activities	(263,599)	(84,232)	(837,273)
Cash Flows used in Investing Activities	Nil	Nil	(727)
Cash Flows provided by Financing Activities	595,900	171,321	1,348,466
Effect of Exchange Rate Changes on Cash	27,749	(2,798)	(7,051)
Net Increase in Cash During Period	360,963	84,291	517,517

As of October 31, 2013, our total assets were $614,187 and our total liabilities were $9,082 and we had a working capital of $605,061. Our unaudited financial statements report a net loss of $391,231 for the six months ended October 31, 2013 compared to a net loss of $87,617 for the same period in 2012 and a net loss of $958,906 for the period from December 10, 2009 (inception) to October 31, 2013.

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

Anticipated Cash Requirements

We estimate that our expenses over the next 12 months (beginning November 2013) will be approximately $500,000 as described in the table below. These estimates may change significantly depending on the performance of our products in the marketplace and our ability to raise capital from shareholders or other sources.

Description	Estimated Completion Date	Estimated Expenses ($)
Legal and accounting fees	12 months	50,000
Marketing and advertising	12 months	200,000
Employees	12 months	150,000
Consulting fees	12 months	50,000
Travel and administrative expenses	12 months	50,000
Total		500,000

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

Going Concern

The interim condensed consolidated financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of October 31, 2013, our company has accumulated losses of $958,906 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. These interim condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

Our interim condensed consolidated financial statements contain additional note disclosures describing the circumstances related to the uncertainty of our ability to continue as a going concern.

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

Critical Accounting Policies

The interim condensed consolidated financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.

The following is a summary of significant accounting policies used in the preparation of these condensed consolidated financial statements.

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

Item 2.    Unregistered Sales of Equity Securities

On August 26, 2013 our company completed an agreement with existing shareholders to exchange outstanding loans to related parties for common shares at a rate of 1 common share per $0.60 of debt.  The total number of shares issued under this agreement was 1,724,868 to settle amounts due to related parties of $862,434, causing a loss on settlement of debt of $172,487. Additionally, our company completed a non-brokered private placement for 1,000,000 common shares at a price of $500,000.

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

ETERNITY HEALTHCARE INC.

Date: December 9, 2013	/s/ Hassan Salari
Hassan Salari
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)