Form 10-Q
period 2014-01-31
ETERNITY HEALTHCARE INC.
filed 2014-03-05
CIK 1437822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014
or

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
66,299,868 common shares issued and outstanding as of February 27, 2014.

PART I – FINANCIAL INFORMATION

Item 1.                 Financial Statements

The following unaudited interim condensed consolidated financial statements of Eternity Healthcare Inc. for the three and nine month periods ended January 31, 2014 are included with this Quarterly Report on Form 10-Q.

Eternity Healthcare Inc.
(A Development Stage Company)
CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
For the nine months ended January 31, 2014
(Expressed in U.S. Dollars)
(Unaudited)

Eternity Healthcare Inc.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEET
(Expressed in U.S. Dollars)

	As at January 31, 2014 (unaudited)	As at April 30, 2013

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$439,512	$156,554
Accounts receivable	5,754	297
Inventory (Note 5)	33,646	12,822
Note receivable	60,000	—
Prepaid expenses	—	16,038
GST/HST receivable	1,099	3,729
	540,011	189,440

PROPERTY AND EQUIPMENT, net (Note 6)	—	165

TOTAL ASSETS	$540,011	$189,605

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$120	$4,532
Due to related parties (Note 7)	5,889	762,679
Total Liabilities	6,009	767,211

STOCKHOLDERS’ EQUITY (DEFICIT)

CAPITAL STOCK (Note 8)

Authorized
300,000,000 common shares, par value $0.001
Issued and outstanding
January 31, 2014 – 66,299,860 common shares	66,300
April 30, 2013 – 63,575,000 common shares	—	63,575
Additional paid-in capital	1,490,389	(73,816)
Accumulated other comprehensive gain	59,801	310
Deficit, accumulated during the development stage	(1,082,488)	(567,675)
Total Stockholders’ Equity (Deficit)	534,002	(577,606)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$540,011	$189,605

The accompanying notes are an integral part of these interim consolidated financial statements.

Eternity Healthcare Inc.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF LOSS AND COMPREHENSIVE LOSS
(Expressed in U.S. Dollars)
(Unaudited)

	For the three month period ended January 31, 2014	For the three month period ended January 31, 2013	For the nine month period ended January 31, 2014	For the nine month period ended January 31, 2013	From inception on December 10, 2009 through January 31, 2014
SALES
Product Sales	$—	$3,039	$26,201	$3,039	$42,376
Cost of goods sold	1,051	1,096	12,456	1,096	18,089
	(1,051)	1,943	13,745	1,943	24,287

EXPENSES
Depreciation	44	61	165	183	727
General and administrative	90,837	20,438	196,668	64,925	327,949
Professional fees	3,881	27,579	70,718	70,587	363,929
Research and development	—	—	—	—	109,360
Salaries	27,769	11,072	88,520	11,072	132,323
	122,531	59,150	356,071	146,767	934,288

OTHER EXPENSES
Loss on settlement of debt	—	—	172,487	—	$172,487
	—	—	172,487	—	172,487
NET LOSS FOR THE PERIOD	$(123,582)	$(57,207)	(514,813)	$(144,824)	$(1,082,488)

COMPREHENSIVE LOSS
Net (loss) for the period	$(123,582)	$(57,207)	(514,813)	$(144,824)	$(1,082,488)
Foreign currency translation adjustments	41,843	(797)	59,491	6,611	59,801

COMPREHENSIVE LOSS FOR THE PERIOD	$(81,739)	$(58,004)	(455,322)	$(138,213)	$(1,022,687)

NET LOSS PER SHARE – BASIC AND DILUTED	$(0.001)	$(0.001)	(0.007)	$(0.002)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	66,299,868	63,575,000	65,144,761	63,575,000

The accompanying notes are an integral part of these interim consolidated financial statements.

Eternity Healthcare Inc.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Expressed in U.S. Dollars)
(Unaudited)

	For the nine month period ended January 31, 2014	For the nine month period ended January 31, 2013	From inception on December 10, 2009 to January 31, 2014

OPERATING ACTIVITIES

Net loss for the period	$(514,813)	$(144,824)	$(1,082,488)
Adjustments to reconcile net cash provided by operating activities:
Depreciation	165	183	727
Expenses paid on behalf of the Company by related parties	—	—	7,308
Stock options issued for services	32,009	1,551	44,266
Loss on settlement of debt	172,487		172,487
Changes in operating assets and liabilities:
Inventory	(19,351)	(17,028)	(32,173)
Prepaid expenses	14,507		(1,531)
Accounts receivable	(5,486)	—	(5,783)
Note receivable	(60,000)	—	(60,000)
Accounts payable and accrued liability	(3,977)	(3,666)	2,169
GST/HST receivable	2,274	6,873	(1,754)

Net cash used in operating activities	(382,185)	(156,911)	(956,772)

INVESTING ACTIVITIES
Purchase of equipment	—	—	(727)

FINANCING ACTIVITIES
Common shares issued for cash (Note 8)	500,000	—	500,380
Proceeds from related party payables	95,900	197,682	879,759
Repayments on related party payables	—	—	(31,673)

Net cash provided by financing activities	595,900	197,682	1,348,466

EFFECT OF EXCHANGE RATE CHANGES ON CASH	69,243	(2,648)	48,545

INCREASE IN CASH	282,958	38,123	439,512

CASH, beginning of period	156,554	226,372	—

CASH, end of period	$439,512	264,495	$439,512

NON CASH INVESTING AND FINANCING ACTIVITIES
Net assets acquired in share agreement	—	—	22,879
Common stock issued for debt	—	—	862,434

The accompanying notes are an integral part of these interim consolidated financial statements.

Eternity Healthcare Inc.
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2014
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
January 31, 2014
(Expressed in U.S. Dollars)
(Unaudited)

1.         NATURE AND CONTINUANCE OF OPERATIONS - continued

On October 25, 2013 the Company entered into a Binding Letter of Intent for Acquisition through Share Exchange with Global Medical Equipment of America (GMEA) to issue 40,000,000 shares to the shareholders of GMEA in exchange for all of the shares of GMEA. As a confirmation of intent to merge, the Company advanced funds in the amount of $60,000 to GMEA. The Company was unable to reach a final agreement with GMEA and on January 31, 2014 the Company provided notice demanding repayment of the note receivable.

The Company’s consolidated financial statements as at January 31, 2014 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company has net loss of $ 514,813 for the nine months ended January 31, 2014 (January 31, 2013 - $ 144,824) and has a working capital surplus of $ 534,002 as at January 31, 2014 (January 31, 2013 - $ 484,531 deficit).

2.         CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, result of operations, and cash flows at January 31, 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2013 audited financial statements. The results of operations for the period ended January 31, 2014 are not necessarily indicative of the operating results for the full year.

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
January 31, 2014
(Expressed in U.S. Dollars)
(Unaudited)

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

Eternity Healthcare Inc.
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2013
(Expressed in U.S. Dollars)
(Unaudited)

4.         SIGNIFICANT ACCOUNTING POLICIES – continued

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

5.         INVENTORY

Inventory consists of needle free injection products that are held for resale.  Inventory is stated at the lower of cost or market with cost determined under the weighted average cost method.  As of January 31, 2014 and April 30, 2013 inventory consisted of the following:

	January 31,	April 30,
	2014	2013

Raw materials	$—	$—
Work in progress	—	—
Finished goods	33,646	12,822
Reserve for obsolescence	—	—

	$33,646	$12,822

6.         EQUIPMENT

		Accumulated	January 31,	April 30
	Cost	depreciation	2014	2013

Computer equipment	$728	$728	$—	$165

7.         DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

During the period ended January 31, 2014, the Company received $95,900 additional cash loans from related parties of the Company. On August 26, 2013 the Company exchanged $ 862,434 in related party notes payable held by Eternity BC for 1,724,868 common shares of the Company. Total related party notes payable as of January 31, 2014 were $ 5,899.  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

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

9.         STOCK OPTIONS

During the fiscal year ended April 30, 2013, the Company granted 200,000 stock options for services.  The fair value of the stock options granted were estimated on the date granted using the Black-Scholes pricing model, with the following assumptions used for the valuation: exercise price of $0.80 per share, average risk-free interest rate of 0.79%, expected dividend yield of zero, expected lives of five years and an average expected volatility of 2.99%. During the months ended January 31, 2014 and 2013 the Company recognized expense of $10,636 and $ 1,551 related to options that vested, respectively.

During the period ended January 31, 2014, the Company issued no new stock options.

10.       SUBSEQUENT EVENTS

In accordance with ASC 855, the Company’s management has evaluated the subsequent events through the date the financial statements were issued and has found no subsequent events to report.

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

On October 30, 2013, we announced that our company had reached an agreement with Phoenix-based Global Medical Equipment of America (GMEA) pursuant to which our company will acquire 100% of our GMEA through a share exchange agreement. As a confirmation of intent to merge, our company advanced funds in the amount of $60,000 to GMEA. Our company was unable to reach a final agreement with GMEA and on January 31, 2014 we provided notice demanding repayment of the note receivable.

Results of Operations for the Three and Nine Months Ended January 31, 2014 and 2013

The following summary of our results of operations should be read in conjunction with our unaudited interim consolidated financial statements for the quarter ended January 31, 2014 which are included herein.

Our operating results for the three and nine month periods ended January 31, 2014 and 2013 and the changes between those periods for the respective items are summarized as follows:

	Three Month Period Ended January 31, 2014		Three Month Period Ended January 31, 2013		Change Between Three Month Periods Ended January 31, 2013 and January 31, 2014
Sales	$	Nil		$3,039		$(3,039)

Cost of goods sold		$1,051		$1,096		$(45)
Operating expenses		$122,531		$59,150		$63,381
Total other expenses	$	Nil	$	Nil	$	$Nil
Net loss		$(123,582)		$(57,207)		$66,375

Our expenses increased during the three month period ended January 31, 2014 compared to the same period in 2013 primarily as a result of increases in general and administrative expenses and salaries.

	Nine Month Period Ended January 31, 2014	Nine Month Period Ended January 31, 2013	Change Between Nine Month Periods Ended January 31, 2013 and January 31, 2014
Sales	$26,201	$3,039	$23,162

Cost of goods sold	$12,456	$1,096	$11,360
Operating expenses	$356,071	$146,767	$208,304
Total other expenses	$172,487	$Nil	$172,487
Net loss	$(514,813)	$(144,824)	$(369,989)

Our expenses increased during the nine month period ended January 31, 2014 compared to the same period in 2013 primarily as a result of increases in cost of goods sold, general and administrative expenses, professional fees and salaries.

Revenues

We have earned net revenues of $24,287 from December 10, 2009 (date of inception) through January 31, 2014. We have incurred $934,288 in operating expenses from December 10, 2009 (date of inception) through January 31, 2014.

Expenses

Our expenses for the three and nine months ended January 31, 2014 and 2013 and for the period from December 10, 2009 (inception) through January 31, 2014 are outlined in the table below:

	Three Month Period Ended January 31, 2014		Three Month Period Ended January 31, 2013		Nine Month Period Ended January 31, 2014		Nine Month Period Ended January 31, 2013		For the Period from December 10, 2009 (Inception) through January 31, 2014 ($)
Depreciation		$44		$61		$165		$183	$727
General and administrative		$90,837		$20,438		$196,668		$64,925	$327,949
Professional fees		$3,881		$27,579		$70,718		$70,587	$363,929
Research and development	$	Nil	$	Nil	$	Nil	$	Nil	$109,360
Salaries		$27,769		$11,072		$88,520		$11,072	$132,323

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

Liquidity and Financial Condition

Working Capital

	At January 31, 2014 ($)	At April 31, 2013 ($)
Current Assets	$540,011	$189,440
Current Liabilities	$6,009	$767,211
Working Capital (Deficit)	$533,992	$(577,771)

Cash Flows

	Nine Month Period Ended January 31, 2014 ($)	Nine Month Period Ended January 31, 2013 ($)	For the Period from December 10, 2009 (Inception) through Janaury 31, 2014 ($)
Cash Flows used in Operating Activities	(382,185)	(156,911)	(956,772)
Cash Flows used in Investing Activities	Nil	Nil	(727)
Cash Flows provided by Financing Activities	595,900	197,682	1,348,466
Effect of Exchange Rate Changes on Cash	69,243	(2,648)	48,545
Net Increase (Decrease) in Cash During Period	282,958	38,123	439,512

As of January 31, 2014, our total assets were $540,011 and our total liabilities were $6,009 and we had a working capital of $533,992. Our unaudited financial statements report a net loss of $514,813for the nine months ended January 31, 2014 compared to a net loss of $144,824 for the same period in 2013 and a net loss of $1,082,488 for the period from December 10, 2009 (inception) to January 31, 2014.

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

Anticipated Cash Requirements

We estimate that our expenses over the next 12 months (beginning February 2014) will be approximately $500,000 as described in the table below. These estimates may change significantly depending on the performance of our products in the marketplace and our ability to raise capital from shareholders or other sources.

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

Going Concern

The interim condensed consolidated financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of January 31, 2014, our company has accumulated losses of $1,082,488 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. These interim condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

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

10.2	2013 Stock Option Plan (incorporated by reference to our Annual Report on Form 10-K filed on August 8, 2013)
10.3	Rental Agreement dated June 22, 2013 between our company and Kinexus Bioinformatic (incorporated by reference to our Annual Report on Form 10-K filed on August 8, 2013)
(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics (incorporated by reference to our Annual Report on Form 10-K filed on August 8, 2013)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certifications under Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002
101**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

ETERNITY HEALTHCARE INC.

Date: March 4, 2014	/s/ Hassan Salari
Hassan Salari
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)