Form 10-K
period 2014-04-30
ETERNITY HEALTHCARE INC.
filed 2014-07-28
CIK 1437822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  April 30, 2014

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on October 31, 2013 was $1,481,743.25 based on a $0.65 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
66,299,868 common shares as of July 14, 2014.

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

On June 25, 2012, we entered into a marketing agreement to sell a device which does not require a needle for injection of medicine to the body from Mika Medical Company and its affiliate MK Global, both of South Korea. We have the exclusive marketing rights for this device throughout North America, Germany, France and Spain and non-exclusive rights for the world market. Currently we are the sole marketer of the product.

The product has received regulatory approval for Europe, Canada and many other countries and US regulatory approval is underway. We plan to enter distribution agreements with several companies worldwide and enter into distribution agreements with various retailers. We anticipate producing promotional materials and advertising in medical journals as well as consumer magazines. In order to carry out these plans we have hired a marketing manager and anticipate hiring a quality control manager and three people for packaging and shipment positions. We will require approximately $1,500,000 in order to achieve these objectives and there can be no assurance that we will be able to raise the required funds.

On August 26, 2013, our company completed an agreement with existing shareholders to exchange outstanding loans to related parties for common shares at a rate of 1 common share per $0.50 of debt. The total number of shares issued under the agreement was 1,724,868 to settle amounts due to related parties of $862,434, causing a loss on settlement of debt of $172,487. Additionally, our company completed a non-brokered private placement for 1,000,000 common shares at a price of $500,000.

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

Principal Product

Currently, our company is focused on a new needle-free injection device technology (“Comfort-inTM) that our company is in the process of launching to the consumer market. Devices for delivery of medication subcutaneously, are being developed. The subcutaneous delivery technology has already been approved by regulatory bodies in Europe, Canada and submitted for approval with United States Food and Drug Administration (“FDA”). While initially we plan to market the device without medication, the long term objective is to launch pre-filled biologics medicine for a number of therapeutic fields. The needle free injection device is trade-marked as “Comfort-in” and is currently available for purchase through our company’s website (www.eternityhealthcare.com) and selective wholesalers.

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

MS – Multiple sclerosis is a neurological disease affecting almost 400,000 people in the United States. Most patients receive different forms of interferons under various brand names. Most are injected subcutaneously, day, by day or other regiments. Comfort-inTM could be used for these people as they are tired of needle injection.

Growth Hormones - Human growth hormone is used for children suffering from lack of growth height and various other conditions. Also, growth hormones are used in adults for work performance, sport performance and losing fat, etc. The hormone which is presently injected has been a cause of mental barrier for people. Comfort-inTM should be an excellent choice for those who do not like needle injection

Anesthetics – Local anesthetics such as lidocane are used routinely for surface surgery, dental work and cosmetic playground. Patients are unhappy to see needles going through their skin for desensitization, particularly those involve face or dental work. Comfort-inTM can deliver local anesthetics and pain killer conveniently. Over 20 million injections for local anesthetics are performed annually.

Vaccine - Vaccination involving whole range of products is a major healthcare activity. Globally over 1 billion vaccination of different kind is performed annually and it is estimated in the US to be about 20 million per annum. Some vaccines are given subcutaneously, some intramuscularly and some intradermal. Most vaccination (about 90%) is carried out in children. Children are not happy to receive needles for their vaccination. Comfort-inTM will be a darling for vaccination of children.

Cardiovascular - Death due to cardiovascular diseases and stroke today bypasses the death due to cancer. There are approximately 30 million deaths as result of cardiovascular failures in the US. Often oral medications fail to act due to the time which it requires a drug to get from digestive organs to the blood. Injectable medications are clearly the better choice. Healthcare professionals are always worried of self-contamination and other inconveniences. Use of Comfort-inTM for injecting cardiovascular medication is highly appreciated.

Migraine – Migraine, along certain sever pain conditions, are highly common among adult population. A quick injection of anti-migraine drugs or other sorts of pain killers including opiates are often used. Needles are not desirable tools for the patients and these people prefer to use non-injections approach. Once again Comfort-inTM can alleviate the inconveniences of needle while providing similar benefits.

Market

Intended and Current

Retail Pharmacies

Currently, in both Canada and the United States, needle-free injectors are not available for sale to individuals. The pharmacists in both countries do not acknowledge a demand for the product. There appears to be a complete lack of knowledge of these devices at the retail level.

Hospitals

Hospitals contain trained professionals who are expected to handle sharps. The pricing model of the two modalities (needle/injector) will need to be much closer together before hospitals in Canada will agree to use injectors. The US hospital system lends itself well to new technologies and this offers us a huge opportunity in that country.

Physician Offices

Physicians are looking for anything that saves them time. The needle-free injectors offer patients an option and may be considered in this setting. Children have a high level of anxiety with needles.

Corrections

The ability to remove sharps in correctional facilities is considered a major advantage.

Military

The military tends to have mass injection programs and if the injectors can prove to reduce injection time, increase personnel safety or reduce cost, it would be considered as a primary vehicle for vaccine injections.

Corporate Health

This is an upscale market that may appreciate the perceived benefit and advancement that injectors convey.

US Public Health

Public health clinics serve 87 million citizens in the United States and handle most of the immunization needs for these patients. Competitors, such as PharmaJet, got their start in the public health arena in 2009 by providing needle-free injections for the broad H1N1 flu shot campaign in the state of New Jersey. This led to interest from other locations, including Los Angeles County, which is standardizing the PharmaJet needle-free system.

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

Unintended Markets:

It appears that there are other groups of patients that may try to use the Comfort-inTM in areas it is not intended for. Chat rooms for bodybuilders discuss various methods of steroid injection and needle-free technology is discussed. As we move into the marketplace we need to be aware that the product may not be used according to manufacturer’s intentions. There may also be applications around tattoo parlors and piercings.

Patient Barriers to Needles

Increasing demand for painless drug delivery will drive the growth of this market. The advent of biologics and biotechnology-based compounds that need to be delivered using specialized delivery systems has also fuelled the demand for innovative and effective delivery devices. Needles have one advantage, cost. With increased demand for needle-free technology, new materials discovered and increased production volumes, the costs will drop and that advantage will be lost.

Competition

Around the world, needle-free jet injectors have an established market among diabetic patients. In the United States, more than a dozen needle-free jet injectors have been licensed by the FDA and are on the market. A few of these devices are being used in physicians’ offices. In Europe, needle-free injectors have become very popular with about 50% of insulin users utilizing needle-free jet injectors. Currently, each manufacturer makes its own type of cartridge that holds the vaccine which is attached to the device before injection. None of these cartridges are interchangeable, and that is thought to be a major limitation to their widespread use in physicians’ offices in the US.

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

They offer a custom made jet that can be supplied to the patient’s specific needs. Changes to orifice design and power settings decrease due to the increased absorption. There is no data to support this and it is interesting they discuss cost considering the unit cost shown below. AdvantaJet also discusses that these insulin injectors eliminate the need to buy needles and syringes, and do not incur the cost of disposing of syringes. The AdvantaJet is currently sold at $695 per piece.

Proven Effective

AdvantaJet injection technology was tested and determined to be an effective method of managing diabetes in both humans and companion animals.

Conclusions:

Price reflects their attempt to be the best quality, proven injector

Akra

Akra is a French based company selling the brand Dermojet. They claim to be in over 90,000 physicians’ offices around the world. They are squarely focused on the professional market. They have a very sleekly designed unit, almost surgical in its appearance. Although this may deter the average consumer, the look of the unit must be very tempting to professionals. The unit can also be sterilized; something an institutional setting would be interested in.

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

Selling features:

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

Antares is based in Ewing, New Jersey and has a subsidiary in Switzerland. They were formerly known as Medi-Ject Corporation and acquired the operating subsidiaries of Permatec Holding AG, headquartered in Basel, Switzerland. Medi-Ject was focused on delivering drugs across the skin using needle-free technology, and Permatec specialized in delivering drugs across the skin using gel technologies as well as developing oral disintegrating tablet technology. Upon completion of the transaction the name was changed to Antares Pharma Inc. The Parenteral Products (device) group is located in Minneapolis where they develop and manufacture, with partners, various novel pressure assisted injectors, with and without needles, which allow patients to self-inject drugs. They have entered into multiple licenses for these devices mainly in the U.S. and Canada with Teva. Several licensing agreements with pharmaceutical companies of various sizes have led to successful clinical evaluation of formulations.

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

BioValve

BioValve Technologies, Inc. operates as a specialty pharmaceutical and drug delivery company engaging in the development and commercialization of chemical entities for the treatment of conditions of the central nervous system. The company offers various dopamine agonists for treatment of Parkinson’s disease and schizophrenia; and novel disposable pharmaceutical delivery systems. The company, through its subsidiary, offers h-Patch and e-Patch controlled release disposable micro pump systems; Mini-Ject, a pre-filled needle-free delivery system; and the Micro-Trans, a micro needle transdermal delivery patch. Its products provide insulin management for patients. BioValve Technologies, Inc. is a private company and was founded in 1998. It is based in Parsippany, New Jersey with an additional location in Westborough, Massachusetts.

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

Currently, National Medical Products’s J-Tip uses pressurized gas to propel medication through the skin subcutaneously. The major difference is that after injection, J-Tip can simply be discarded as with normal needle disposal.

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

Pharmajet was founded by Kathy Callender who insisted her device be cost competitive with the cheapest needles. Her goal is that poor countries can afford needle free technology but this has also led to the ability to underbid rivals to supply pharmaceutical companies. She has raised $14 million from investors. In March 2011 Pharmajet completed unspecified B round financing. It seems their plan is to build sales volume in the U.S. vaccination market through public-health departments and pharmacy chains, then among consumers who self-inject at home; and doctor’s offices here and abroad. That way, PharmaJet expects to approach a production volume of 50 million cartridges a year which would allow it to compete on a price level with needles in developing countries.

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

Consort Medical plc

Consort Medical is the manufacturer of Bespak Injectables’ reusable needle-free jet injectors. Bespak’s innovation focus is on drug delivery and point-of-care diagnostic consumables. Their competitive product is a spring powered injector. Consort produces:

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

Competitive Landscape Conclusions

Antares cites as competition, The Medical House plc. Medical House developed the Cool.clickTM2 needle-free injector for Merck Serono. However it had revenue results for the year ended April 30, 2012 of £1.4 million (USA $2,169,197) representing a growth by 25%. They are included here as an example of the many niche companies that are pairing up with pharmaceutical companies.

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

Class II products are those which do not need to be injected (the device itself) or inserted into the patient (non-invasive). Often these products are approved and sold throughout the world. The products which we are currently focusing on distributing all belong to Class II. In order to secure the necessary license for these products, we are required to submit all the documentation which will lead to the approval of the products in other countries. In our case, our products are already approved in Europe, Canada, etc. As far as for FDA compliance is concerned, we are required to submit all of the scientific data, results, approval process and certificates of good quality management pursuant to ISO 13485. Usually, products which have the ISO accreditation and CE Mark easily obtain FDA approval.

Class III and IV include medical devices which use invasive techniques. If the medical device has been approved in another region, it is considered Class III. If it is brand new, it is considered Class IV. Invasive tests such as colonoscopy, endoscopy, body lesion removal etc., are all considered Class III or IV. None of our products fall within Class III or IV.

We are also required to obtain an establishment license for the marketing of our products. We have already obtained an establishment license for our product. Certain countries do not require an establishment license.

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

Employees

As of April 30, 2014 we had one full time employee and two consultants, working on our business. We plan (within next six months) to hire two new full-time employees and one additional consultant to work for us on marketing, distribution, commercialization of our products.

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

Risks Related to Our Business

We have a history of losses and a limited history of revenues, which raise substantial doubt about our ability to continue as a going concern.

From inception to April 30, 2014, we have incurred aggregate net losses of $1,214,708. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will order products, the size of customers’ orders, the demand for our products, and the level of competition and general economic conditions.

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

We expect to continue to incur development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flows until our products gain market acceptance sufficient to generate a commercially viable and sustainable level of sales, and/or additional products are developed and commercially released and sales of such products made so that we are operating in a profitable manner. Our history of losses and limited history of revenues raise substantial doubt about our ability to continue as a going concern.

We have had negative cash flows from operations since inception. We will require significant additional financing, the availability of which cannot be assured, and if our company is unable to obtain such financing, our business may fail.

To date, we have had negative cash flows from operations and have depended on sales of our equity securities and debt financing to meet our cash requirements. We may continue to have negative cash flows. We have estimated that we will require approximately $1,500,000 to carry out our business plan for the next twelve months. There is no assurance that actual cash requirements will not exceed our estimates. We will require additional financing to finance working capital and pay for operating expenses and capital requirements until we achieve a positive cash flow.

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

We have a limited history of revenues from operations and have no significant tangible assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Accordingly, we must be considered in the development stage. Our success is significantly dependent on a successful commercialization of our products. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to develop a successful product or achieve commercial acceptance of our product or operate on a profitable basis. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

If we fail to effectively manage the growth of our company and the commercialization of our product, our future business results could be harmed and our managerial and operational resources may be strained.

As we proceed with the commercialization of our product and the expansion of our marketing and commercialization efforts, we expect to experience significant growth in the scope and complexity of our business. We will need to add staff to market our services, manage operations, handle sales and marketing efforts and perform finance and accounting functions. We anticipate that we will be required to hire a broad range of additional personnel in order to successfully advance our operations. This growth is likely to place a strain on our management and operational resources. The failure to develop and implement effective systems, or to hire and retain sufficient personnel for the performance of all of the functions necessary to effectively service and manage our potential business, or the failure to manage growth effectively, could have a material adverse effect on our business and financial condition.

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

Item 2.    Properties

We currently rent a warehouse and an assembly space of about 2,500 square feet at 8755 Ash Street, Suite 1, Vancouver, British Columbia, Canada, V6P 6T3. Our office is also in the same location. Effective July 1, 2014, we are required to pay $4,585.86 per month rent. Our lease is for one year but can be extended on a similar basis.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board
Quarter Ended	High	Low
April 30, 2014	$1.17	$0.2021
January 31, 2014	$0.89	$0.65
October 31, 2013	$0.65	$0.55
July 31, 2013	$0.60	$0.55
April 30, 2013	$0.82	$0.50
January 31, 2013	$0.80	$0.75
October 31, 2012	$1.10	$0.75
July 31, 2012	$1.10	$1.07
April 30, 2012	$1.05	$0.50

As of July 14, 2014, there were approximately 20 holders of record of our common stock. As of such date, 66,299,868 common shares were issued and outstanding.

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

Equity Compensation Plan

On January 15, 2013, our directors approved the adoption of the 2013 Stock Option Plan which permits our company to issue up to 6,300,000 shares of our common stock to directors, officers, employees and consultants of our company upon the exercise of stock options granted under the 2013 Stock Option Plan.

The following table summarizes certain information regarding our equity compensation plans as at April 30, 2014:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	Nil		Nil	Nil
Equity compensation plans not approved by security holders	200,000	(1)	$0.80	6,100,000
Total	200,000		$0.80	6,100,000

(1)	Includes 100,000 unexercised stock options issued on January 15, 2013 and 100,000 unexercised stock options issued on January 18, 2013.

Convertible Securities

As of April 30, 2014, we had outstanding options to purchase 200,000 shares of our common stock exercisable at $0.80.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended April 30, 2014 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended April 30, 2014.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended April 30, 2014.

Item 6.            Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended April 30, 2014 and April 30, 2013 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 15 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Purchase of Significant Equipment

We do not intend to any significant equipment over the next twelve months.

Personnel Plan

We plan to hire two new full-time employees and one additional consultant to work on marketing, distribution, commercialization and regulatory approvals our products in 2014 if we have sufficient capital.

Results of Operations

For the Year Ending April 30, 2014 and 2013

	Year Ended April 30,
	2014	2013
Revenue	$54,536		$16,175
Cost of goods sold	$18,021		$5,633
Operating expenses	$451,061		$262,581
Loss on settlement of debt	$172,487	$	Nil
Loss on note receivable	$60,000	$	Nil
Net loss	$(647,033)		$(252,039)

Expenses

Our operating expenses for our years ended April 30, 2014 and 2013 are outlined in the table below:

	Year Ended April 30,
	2014	2013
Depreciation	$165	$239
General and administrative	$118,302	$91,021
Professional fees	$79,351	$127,518
Salaries	$253,243	$43,803

Operating expenses for year ended April 30, 2014 increased by $188,480 as compared to the comparative period in 2013 primarily as a result of increases in general and administrative expenses and salaries.

Revenue

We have earned $70,711 in revenue since our inception on December 10, 2009.

Liquidity and Financial Condition

Working Deficit
	At April 30,	At April 30,
	2014	2013
Current Assets	$430,220	$189,440
Current Liabilities	$96,152	$767,211
Working Capital	$334,068	$(577,771)

Cash Flows
	Year Ended April 30,	Year Ended April 30,
	2014	2013
Net Cash Used In Operating Activities	$(340,881)	$(260,441)
Net Cash Used In Investing Activities	$ Nil	$ Nil
Net Cash Provided by Financing Activities	$595,900	$195,691
Effect of Rates on Cash	$(7,970)	$(5,078)
Increase (Decrease) in Cash During the Period	$247,049	$(69,818)

Anticipated Cash Requirements

We estimate that our expenses over the next 12 months (beginning May 2014) will be approximately $1,500,000 as described in the table below. These estimates may change significantly depending on the performance of our products in the marketplace and our ability to raise capital from shareholders or other sources.

Estimated Completion Date	Estimated Completion Date	Estimated Expenses ($)
Legal and accounting fees	12 months	100,000
Marketing and advertising	12 months	800,000
Employees	12 months	200,000
Consulting fees	12 months	200,000
Travel and administrative expenses	12 months	200,000
Total		1,500,000

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

Future Financings

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above, including approximately $1,500,000 over the next 12 months to pay for our ongoing expenses. These expenses include legal, accounting and audit fees as well as general and administrative expenses. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations and to repay our liabilities. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

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

Credit Risk

Credit risk is the risk of loss associated with counterparty’s inability to fulfill its payment obligations. Our company’s credit risk is primarily attributable to cash and accounting receivable. Management believes that the credit risk concentration with respect to financial instruments included in cash and accounts receivable is remote.

Currency Risk

Our company’s operating expenses are primarily incurred in Canadian dollars, and fluctuation of the Canadian dollar in relation to the United States dollar will have an impact upon the profitability of our company and may also have an effect of the value of our company’s. Our company has not entered into any agreements or purchased any instruments to hedge possible currency risk. At April 30, 2014, 1 United States dollar was equal to 1.0957 Canadian dollars.

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

Comprehensive Loss

ASC 22, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at April 30, 2014, our company has items that represent a comprehensive income (loss) and, therefore, has included a schedule of comprehensive income (loss) in the financial statements.

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

Segments of an Enterprise and Related Information

ASC 280, “Segment Reporting” establishes guidance for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. ASC 280 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our company has evaluated this Codification and does not believe it is applicable at this time.

Recent Accounting Pronouncements

Our company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

Item 7A.         Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.            Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Eternity Healthcare, Inc.

We have audited the accompanying consolidated balance sheets of Eternity Healthcare, Inc. (the Company) as of April 30, 2014 and 2013 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended and for the cumulative period from December 10, 2009 (date of inception) through April 30, 2014.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eternity Healthcare, Inc. as of April 30, 2014 and 2013, and the results of their operations and cash flows for the years then ended and for the cumulative period from December 10, 2009 (date of inception) through April 30, 2014, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has not yet established an ongoing source of revenue sufficient to cover operating costs as of April 30, 2014, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT
July 25, 2014

Eternity Healthcare Inc.
(A Development Stage Company)
Consolidated Financial Statements
Years ended April 30, 2014 and 2013
(Expressed in U.S. Dollars)

Eternity Healthcare Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)

	April 30,	April 30,
	2014	2013
	$	$

Assets
Current assets
Cash and cash equivalents	403,603	156,554
Accounts receivable	38	297
Prepaid expenses	3,000	16,038
GST/HST receivable	891	3,729
Inventory (Note 4)	22,688	12,822
Total Current Assets	430,220	189,440

Equipment, net (Note 5)	-	165

Total assets	430,220	189,605

Liabilities
Current liabilities
Accounts payable and accrued liabilities (Note 6)	89,935	4,532
Due to related parties (Note 7)	6,217	762,679
Total Liabilities	96,152	767,211

Shareholders’ deficiency
Capital stock (Note 8)

Authorized
300,000,000 common shares, par value $ 0.001
Issued and outstanding
April 30, 2014 - 66,299,868 common shares
April 30, 2013 - 63,575,000 common shares	66,300	63,575
Additional paid-in capital	1,500,679	(73,816)
Accumulated other comprehensive gain (loss)	(18,203)	310
Deficit, accumulated during the development stage	(1,214,708)	(567,675)

Total stockholders’ equity (deficit)	334,068	(577,606)

Total liabilities and stockholders’ equity (deficit)	430,220	189,605

The accompanying notes are an integral part of these consolidated financial statements.

Eternity Healthcare Inc.
(A Development Stage Company)
Consolidated Statements of Loss and Comprehensive Loss
(Expressed in U.S. Dollars)

			From
			inception on
			December 10,
	Year ended	Year ended	2009 to
	April 30, 2014	April 30, 2013	April 30, 2014
	$	$	$

Sales
Product sales	54,536	16,175	70,711
Cost of goods sold	18,021	5,633	23,654
Gross Profit	36,515	10,542	47,057

Expenses
Depreciation	165	239	727
General and administrative	118,302	91,021	249,583
Professional fees	79,351	127,518	372,562
Research and development	-	-	109,360
Salaries	253,243	43,803	297,046
Total expenses	451,061	262,581	1,029,278

Other expenses
Loss on settlement of debt	172,487	-	172,487
Loss on note receivable (Note 11)	60,000	-	60,000
Total other expenses	232,487	-	232,487

Net loss for the period	(647,033)	(252,039)	(1,214,708)

Comprehensive loss
Net loss for the period	(647,033)	(252,039)	(1,214,708)
Foreign currency translation adjustments	(18,513)	9,824	(18,203)

Comprehensive loss for the period	(665,546)	(242,215)	(1,232,911)

Comprehensive loss per share - basic and diluted	(0.0102)	(0.004)

Net loss per share - basic and diluted	(0.0099)	(0.004)

Weighted average number of common shares
Outstanding – basic and diluted	65,465,388	63,575,000

The accompanying notes are an integral part of these consolidated financial statements.

Eternity Healthcare Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)

			From
			inception on
			December 10,
	Year ended	Year ended	2009 to
	April 30, 2014	April 30, 2013	April 30, 2014
	$	$	$

Operating activities

Net loss income for the period	(647,033)	(252,039)	(1,214,708)
Items not affecting cash
Depreciation	165	239	727
Expenses paid on behalf of the Company by related parties	328	-	7,636
Stock options issued for services	42,299	12,257	54,556
Loss on settlement of debt	172,487	-	172,487
Changes in non-cash working capital
Decrease (increase) in
Inventory	(9,409)	(12,822)	(22,231)
Changes in operating assets and liabilities
Prepaid expenses	11,743	(16,038)	(4,295)
Accounts payable and accrued liabilities	85,769	903	91,913
Accounts receivable	234	(297)	(63)
GST/HST receivable	2,536	7,356	(1,492)

Net cash used in operating activities	(340,881)	(260,441)	(915,470)

Investing activity
Purchase of equipment	-	-	(727)
Net cash provided by investing activities	-	-	(727)

Financing activities
Common shares issued for cash	500,000	-	500,380
Proceeds from related party payables	95,900	195,691	879,759
Repayments on related party payables	-	-	(31,673)

Net cash provided by financing activities	595,900	195,691	1,348,466

Effect of exchange rate changes on cash	(7,970)	(5,078)	(28,668)

Increase (decrease) in cash	247,049	(69,818)	403,603

Cash, beginning of period	156,554	226,372	-

Cash, end of period	403,603	156,554	403,603

Noncash investing/financing activities

Common stock issued for debt	862,434	-	862,434

The accompanying notes are an integral part of these consolidated financial statements

Eternity Healthcare Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (deficit)
(Expressed in U.S. Dollars)

		Amount	Additional	Accumulated	Accumulated
	Number	($ 0.001 par)	paid-in capital	OCI	deficit	Total
	of shares	$	$	$	$	$
Balance as at December 10, 2009 (inception)	-	-	-	-	-	-

Common shares issued for cash on December 10, 2009 (Notes 1 and 8)	60,000,000	60,000	(59,620)	-	-	380
Currency translation adjustment	-	-	-	(914)	-	(914)
Net loss for the period ended April 30, 2010	-	-	-	-	(29,765)	(29,765)

Balance as at April 30, 2010	60,000,000	60,000	(59,620)	(914)	(29,765)	(30,299)

Recapitalization (Notes 1 and 8)	3,575,000	3,575	(26,453)	-	-	(22,878)
Currency translation adjustment	-	-	-	3,543	-	3,543
Net loss for the year ended April 30, 2011	-	-	-	-	(101,221)	(101,221)

Balance as at April 30, 2011	63,575,000	63,575	(86,073)	2,629	(130,986)	(150,855)

Currency translation adjustment	-	-	-	(12,143)	-	(12,143)
Net loss for the year ended April 30, 2012	-	-	-	-	(184,650)	(184,650)

Balance as at April 30, 2012	63,575,000	63,575	(86,073)	(9,514)	(315,636)	(347,648)

Value of options issued for services	-	-	12,257	-	-	12,257
Currency translation adjustment	-	-	-	9,824	-	9,824
Net loss for the year ended April 30, 2013	-	-	-	-	(252,039)	(252,039)

Balance as at April 30, 2013	63,575,000	63,575	(73,816)	310	(567,675)	(577,606)

Common stock issued for cash (Note 8)	1,000,000	1,000	499,000	-	-	500,000
Common stock issued on debt settlement (Note 8)	1,724,868	1,725	1,033,196	-	-	1,034,921
Value of options issued for services	-	-	42,299	-	-	42,299
Currency translation adjustment	-	-	-	(18,513)	-	(18,513)
Net loss for the year ended April 30, 2014	-	-	-	-	(647,033)	(647,033)

	66,299,868	66,300	1,500,679	(18,203)	(1,214,708)	334,068

The accompanying notes are an integral part of these consolidated financial statements.

Eternity Healthcare Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2014
(Expressed in U.S. Dollars)

1.             Nature and continuance of operations

Eternity Healthcare Inc. (the “Company”) was incorporated under the laws of the State of Nevada on October 24, 2007 under the name Kid’s Book Writer, Inc.  On September 23, 2010, the Company changed its name to Eternity Healthcare Inc., and affected a reverse stock split of the issued and outstanding common stock at a factor of 10 old shares for 1 new share.  The Company is focused on offering a range of medical devices and diagnostics.

On December 13, 2010, pursuant to the terms of a share exchange agreement, the Company acquired 100% of the issued and outstanding common stock of Eternity Healthcare Inc., a company incorporated under the laws of the Province of British Columbia on December 10, 2009 (“Eternity BC”), for 60,000,000 shares of its own common stock, which were distributed to the shareholders of Eternity BC (the “Share Exchange Agreement”) (Note 8).

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

Since signing the Distribution Agreement with Mika Medicals, the Company has emerged in organizational and start up activities, including developing a new business plan, making arrangements for office space and raising additional capital.  The Company is generating revenue from product sales.

Eternity Healthcare Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2014
(Expressed in U.S. Dollars)

1.             Nature and continuance of operations - continued

The Company’s consolidated financial statements as at April 30, 2014 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company has net loss of $ 647,033 for the year ended April 30, 2014 (April 30, 2013 - $ 252,039) and has a working capital surplus of $ 334,068 as at April 30, 2014 (April 30, 2013 - $ 577,771 deficit).

2.             Going concern

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

Eternity Healthcare Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2014
(Expressed in U.S. Dollars)

3.             Significant accounting policies - continued

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

Currency risk
The Company’s operating expenses are primarily incurred in Canadian dollars, and fluctuation of the Canadian dollar in relation to the United States dollar will have an impact upon the profitability of the Company and may also have an effect of the value of the Company’s.  The Company has not entered into any agreements or purchased any instruments to hedge possible currency risk.  At April 30, 2014 1 United States dollar was equal to 1.0957 Canadian dollars.

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

Eternity Healthcare Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2014
(Expressed in U.S. Dollars)

3.             Significant accounting policies - continued

Comprehensive loss
ASC 22, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at April 30, 2014, the Company has items that represent a comprehensive income (loss) and, therefore, has included a schedule of comprehensive income (loss) in the financial statements.

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

4.             Inventory

Inventory consists of needle free injection products that are held for resale.  Inventory is stated at the lower of cost or market with cost determined under the weighted average cost method.  As of April 30, 2014 and April 30, 2013 inventory consisted of the following:

	April 30,	April 30,
	2014 $	2013 $

Raw Material	-	-
Work in progress	-	-
Finished goods	22,688	12,822
Reserve for obsolescence	-	-
	22,688	12,822

Eternity Healthcare Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2014
(Expressed in U.S. Dollars)

5.             Equipment

	April 30, 2014 $
		Accumulated
	Cost	depreciation	Net

Computer equipment	727	727	-

	April 30, 2013 $
		Accumulated
	Cost	depreciation	Net

Computer equipment	727	562	165

6.             Accounts payable and accrued liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

7.             Due to related parties and related party transactions

During the fiscal year ended April 30, 2014, the Company received to $ 95,900 additional cash loans from related parties of the Company.  On August 26, 2013 the Company exchanged $ 862,434 in related party notes payable held by Eternity BC for 1,724,868 common shares of the Company.   Total related party notes payable as of April 30, 2014 were $ 6,217.  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

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

On August 26, 2013 the Company completed an agreement with existing shareholders to exchange outstanding loans to related parties for common shares at a rate of 1 common share per $ 0.50 of debt.  The total number of shares issued under this agreement was 1,724,868 to settle amounts due to related parties of $ 862,434, causing a loss on settlement of debt of $ 172,487.  Additionally, the Company completed a non-brokered private placement for 1,000,000 common shares at a price of $500,000.

Eternity Healthcare Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2014
(Expressed in U.S. Dollars)

9.             Stock options

During the fiscal year ended April 30, 2013, the Company granted 200,000 stock options for services.  The fair value of the stock options granted were estimated on the date granted using the Black-Scholes pricing model, with the following assumptions used for the valuation: exercise price of $0.55 per share, average risk-free interest rate of 0.79%, expected dividend yield of zero, expected lives of five years and an average expected volatility of 2.99%.  During the fiscal year ended April 30, 2014 and 2013, the Company recognized expense of $ 42,299 and $ 12,257 related to options that vested, respectively

We recognize stock-based compensation expense (net of an estimated forfeiture rate) for those awards which are expected to vest on a straight-line basis over the requisite service period. We estimate the forfeiture rate based on our historical experience and expectations about future forfeitures. As of April 30, 2014 and 2013, the total remaining unrecognized compensation cost related to non-vested stock options, net of expected forfeitures, was $23,701 and $53,743, respectively.

A summary of the status of the Company’s stock options and warrants as of April 30, 2014 and changes during the periods ended April 30, 2014 and 2013 is presented below:

Number of
shares
Balance of stock options and warrants at April 30, 2012	-

Warrants and options granted	200,000
Exercised, forfeited or expired	-
Balance of stock options and warrants at April 30, 2013	200,000
Exercisable at April 30, 2013	29,041

Warrants and options granted	-
Exercised, forfeited or expired	-

Balance of Stock options and warrants at April 30, 2014	200,000
Exercisable at April 30, 2014	129,041

The following table summarizes information about the stock options and warrants as of April 30, 2014:

	Option and warrants outstanding			Options and warrants exercisable
Exercise price $	Number outstanding	Weighted average remaining contractual life (in years)	Weighted average exercise prices $	Number exercisable	Weighted average exercise price $
0.80	200,000	3.71	0.80	129,041	0.80

Eternity Healthcare Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2014
(Expressed in U.S. Dollars)

9.             Stock options - continued

The following table summarizes information about the stock options and warrants as of April 30, 2013:

	Option and warrants outstanding			Options and warrants exercisable
Exercise price $	Number outstanding	Weighted average remaining contractual life (in years)	Weighted average exercise prices $	Number exercisable	Weighted average exercise price $
0.80	200,000	4.71	0.80	29,041	0.80

10.   Income taxes

The Company has losses carried forward for income tax purposes to April 30, 2014.  There are no current or deferred tax expenses for the year ended April 30, 2014 due to the Company’s loss position.  The Company has fully reserved for any benefits of these losses.  The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate.  Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period.  Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provisions for refundable federal income tax consist of the following:

	April 30,	April 30,
	2014	2013
	$	$
Deferred tax assets attributable to:
Current operations	161,125	50,000
Non-deductible items	10,575	-
Change in tax rates	4,395	(1,135)
Change in valuation allowance	(176,095)	(48,865)

Net refundable amount	-	-

Eternity Healthcare Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2014
(Expressed in U.S. Dollars)

10.   Income taxes - continued

The composition of the company’s deferred tax assets as at April 30, 2014 and April 30, 2013 is as follows:

	April 30,	April 30,
	2014 $	2013 $

Net operating loss carryforward	300,591	147,397
Equipment	172	108
Less: Valuation allowance	(300,763)	(147,505)

	-	-

11.   Note receivable

On October 25, 2013 the Company entered into a Binding Letter of Intent for Acquisition through Share Exchange with Global Medical Equipment of America (GMEA) to issued 40,000,000 shares to the shareholders of GMEA in exchange for all of the shares of GMEA.  As a confirmation of intent to merge, the Company advanced funds in the amount of $ 60,000 to GMEA.  The Company was unable to reach a final agreement with GMEA and on January 31, 2014 terminated the agreement and provided notice demanding repayment of the note receivable.  The Company recognized an impairment loss of $ 60,000 with respect to the note receivable in the current fiscal year however intends to continue to pursue the collection of this amount in full.

12.   Subsequent events

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

Item 9A.         Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2014 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of April 30, 2014, our company determined that there were control deficiencies that constituted material weaknesses, as described below:

●
There is a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles in the US (“GAAP”) and the financial reporting requirements of the Securities and Exchange Commission;

●
There are insufficient written policies and procedures to ensure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements; and

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

Sadler, Gibb & Associates, LLC, our independent registered public auditor, was not required to and has not issued an attestation report concerning the effectiveness of our internal control over financial reporting as of April 30, 2014 pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this annual report.

Changes in Internal Controls

During the period ended April 30, 2014, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.         Other Information

None.

PART III

Item 10.          Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Hassan Salari	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director	60	March 16, 2010

Bin Huang	Director	56	January 15, 2013

Dominique F. Borrelly	Director	54	January 18, 2013

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

Based solely on the reports received by our company and on written representations from certain reporting persons, we believe that the directors, executive officers and persons who beneficially own more than 10% of our company’s common stock during the fiscal year ended April 30, 2014 have been in compliance with Section 16(a).

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to, among other persons, members of our board of directors, our company's officers including our president, chief executive officer and chief financial officer, employees, consultants and advisors. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

1.	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2.
full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

3.	compliance with applicable governmental laws, rules and regulations;

4.	the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

5.	accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company's senior officers commit to timely, accurate and consistent disclosure of information; that they maintain confidential information; and that they act with honesty and integrity.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly senior officers, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal and state securities laws. Any senior officer who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to our company. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics was filed with the Securities and Exchange Commission as Exhibit 14.1 to our Annual Report on Form 10-K for our year ended April 30, 2013. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Eternity Healthcare Inc., 8755 Ash Street, Suite 1, Vancouver, BC V6P 6T3.

Board and Committee Meetings

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

Audit Committee and Audit Committee Financial Expert

Our board of directors has determined that none of the members of our audit committee qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K, and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended April 30, 2014 and 2013; and

(c)
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended April 30, 2014 and 2013, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Hassan Salari(1) President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director	2014 2013	120,000 40,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	250,000 40,000

Francine Salari(2) Former President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director	2014 2013	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil

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

2014 Grants of Plan-Based Awards

During our fiscal year ended April 30, 2014 there were no grants of plan based awards to our named officers or directors.

Outstanding Equity Awards at Fiscal Year End

The particulars of unexercised options, stock that have not vested and equity incentive plan awards for our named executive officers are set out in the following table:

	Options Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Stock Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Bin Huang	75,000	25,000	-	0.80	January 15, 2018	25,000	-	-	-

Dominique F. Borrelly	75,000	25,000	-	0.80	January 18, 2018	25,000	-	-	-

Option Exercises and Stock Vested

During our fiscal year ended April 30, 2014 there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

The following table sets forth a summary of the compensation paid to our non-employee directors in 2014:

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Bin Huang (1)	4,000	Nil	Nil	Nil	Nil	Nil	4,000

Dominique F. Borrelly (2)	4,000	Nil	Nil	Nil	Nil	Nil	4,000

(1)	Bin Huang was appointed as a director of our company on January 15, 2013.
(2)	Dominique F. Borrelly was appointed as a director of our company on January 18, 2013.

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

The following table sets forth, as of July 14, 2014, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class
Hassan Salari 1517 West 58 Avenue Vancouver BC V6P 6T3	34,841,588 Common	52.55%

Bin Huang 1199 Seymour Street, Suite 2407 Vancouver, BC V6B 1K3	75,000 Common (2)	*

Dominique F. Borrelly 1393 - 161B Street Surrey, BC V4A 7L7	75,000 Common (2)	*

Directors and Executive Officers as a Group	34,991,588 Common	52.78%

Francine Salari 1517 West 58 Avenue Vancouver BC V6P 6T3	19,000,005 Common	28.66%

Other Shareholders	19,000,005 Common	28.66%

* Less than 1%.

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on July 14, 2014. As of July 14, 2014, there were 66,299,868 shares of our company’s common stock issued and outstanding.

(2)	Includes options to acquire an aggregate of 75,000 shares of common stock by each of our directors, Bin Huang and Dominique F. Borrelly, exercisable within 60 days

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

Item 13.          Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended April 30, 2013, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

On December 13, 2010, pursuant to the closing of the Share Exchange, we issued 30,000,000 shares of our common stock to Hassan Salari, a director and officer, and 30,000,000 shares to Francine Salari, our former president, chief executive officer and director.

As at April 30, 2014, $6,217 is payable to a related party of our company related to operating expenses paid on behalf of our company (April 30, 2013 –$762,679). This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

Director Independence

We currently act with three directors, consisting of Hassan Salari, Bin Huang and Dominique F. Borrelly. We have determined that we have two directors, Bin Huang and Dominique F. Borrelly, that qualify as “independent directors” as defined by Nasdaq Marketplace Rule 4200(a)(15).

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

Item 14.          Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended April 30, 2014 and for the fiscal year ended April 30, 2013 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	April 30, 2014 $	April 30, 2013 $
Audit Fees	10,750	10,750
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	10,750	10,750

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

PART IV

Item 15.          Exhibits, Financial Statement Schedules

(a)	Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document.

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Document Description
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession
2.1	Share Exchange Agreement with Eternity Healthcare Inc., dated December 13, 2010 (incorporated by reference to our Current Report on Form 8-K filed on December 17, 2010)
(3)	(i) Articles of Incorporation; (ii) By-laws
3.1	Articles of Incorporation (incorporated by reference to our C Registration Statement on Form S-1 filed on June 25, 2008)
3.2	By-laws (incorporated by reference to our Registration Statement on Form S-1 filed on June 25, 2008)
3.3	Certificate of Amendment filed with the Nevada Secretary of State on November 1, 2010 (incorporated by reference to our Current Report on Form 8-K filed on November 16, 2010)
(10)	Material Contracts
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

ETERNITY HEALTHCARE INC.
(Registrant)

Dated: July 28, 2014	/s/ Hassan Salari
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

Dated: July 28, 2014	/s/ Hassan Salari
Hassan Salari
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated: July 28, 2014	/s/ Bin Huang
Bin Huang
Director

Dated: July 28, 2014	/s/ Dominique F. Borrelly
Dominique F. Borrelly
Director