Form 10-Q
period 2014-07-31
ETERNITY HEALTHCARE INC.
filed 2014-09-12
CIK 1437822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

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
(Do not check if a smaller reporting company)

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

66,299,868 common shares issued and outstanding as of September 9, 2014.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited interim condensed consolidated financial statements of Eternity Healthcare Inc. for the three month period ended July 31, 2014 are included with this Quarterly Report on Form 10-Q.

3

Eternity Healthcare Inc.

Consolidated Financial Statements

For the three months ended July 31, 2014 and 2013

(Expressed in U.S. Dollars)

Eternity Healthcare Inc.

Consolidated Balance Sheets

(Expressed in U.S. Dollars)

(Unaudited)

	July 31,	April 30,
	2014	2014
	$	$
Assets
Current assets
Cash and cash equivalents	818,549	403,603
Accounts receivable	293	38
Prepaid expenses	29,007	3,000
GST/HST receivable	966	891
Inventory (Note 5)	16,474	22,688
	865,289	430,220

Total assets	865,289	430,220

Liabilities
Current liabilities
Accounts payable and accrued liabilities	129,328	89,935
Customer deposits and prepayments	468	-
Due to related parties (Note 6)	514,061	6,217
	643,857	96,152

Shareholders’ equity (deficiency)
Capital stock (Note 7)

Authorized
300,000,000 common shares, par value $ 0.001
Issued and outstanding
July 31, 2014 - 66,299,868 common shares
April 30, 2014 – 66,299,868 common shares	66,300	66,300
Additional paid-in capital	1,511,316	1,500,679
Accumulated other comprehensive gain (loss)	(18,166)	(18,203)
Deficit, accumulated during the development stage	(1,338,018)	(1,214,708)

Total stockholders’ equity (deficit)	221,432	334,068

Total liabilities and stockholders’ equity (deficit)	865,289	430,220

The accompanying notes are an integral part of these consolidated financial statements.

Eternity Healthcare Inc.

Consolidated Statements of Loss and Comprehensive Loss

(Expressed in U.S. Dollars)

(Unaudited)

	For the three	For the three
	months ended	months ended
	July 31, 2014	July 31, 2013
	$	$
Sales
Product sales	17,359	19,091
Cost of goods sold	5,648	4,992
	11,711	14,099

Expenses
Depreciation	-	61
General and administrative	34,763	29,971
Professional fees	16,813	35,278
Research and development	-	-
Salaries	83,445	30,872
	135,021	96,182
Net loss for the period	(123,310)	(82,083)

Comprehensive loss
Net loss for the period	(123,310)	(82,083)
Foreign currency translation adjustments	37	9,255

Comprehensive loss for the period	(123,273)	(72,828)

Comprehensive loss per share - basic and diluted	(0.002)	(0.001)

Net loss per share - basic and diluted	(0.002)	(0.001)

Weighted average number of common shares
Outstanding – basic and diluted	66,299,868	63,575,000

The accompanying notes are an integral part of these consolidated financial statements.

Eternity Healthcare Inc.

Consolidated Statements of Cash Flows

(Expressed in U.S. Dollars)

(Unaudited)

	For the three months ended July 31, 2014 $	For the three months ended July 31, 2013 $
Operating activities

Net (loss) income for the period	(123,310)	(82,083)

Items not affecting cash
Depreciation	-	61
Expenses paid on behalf of the Company by related parties	156	-
Stock options issued for services	10,637	10,636
Changes in operating assets and liabilities
Inventory	5,882	(29,453)
Prepaid expenses	(26,212)	16,038
Accounts payable and accrued liabilities	39,720	(4,445)
Accounts receivable	(256)	(3,843)
GST/HST receivable	(70)	(1,451)

Net cash used in operating activities	(93,453)	(94,540)

Financing activities
Subscription payments received	-	461,620
Proceeds from related party payables	517,532	97,350
Repayments on related party payables	(5,777)	-

Net cash provided by financing activities	511,755	558,970

Effect of exchange rate changes on cash	(3,356)	(5,316)

Increase (decrease) in cash	414,946	459,114

Cash, beginning of period	403,603	156,554

Cash, end of period	818,549	615,668

The accompanying notes are an integral part of these consolidated financial statements.

Eternity Healthcare Inc.

Notes to the Consolidated Financial Statements

July 31, 2014

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

On December 13, 2010, pursuant to the terms of a share exchange agreement, the Company acquired 100% of the issued and outstanding common stock of Eternity Health Care Inc., a federal company incorporated under the laws of Canada and extra-provincially registered in the Province of British Columbia on December 10, 2009 (“Eternity BC”), for 60,000,000 shares of its own common stock, which were distributed to the shareholders of Eternity BC (the “Share Exchange Agreement”) (Note 8).

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

Eternity Healthcare Inc.

Notes to the Consolidated Financial Statements

July 31, 2014

(Expressed in U.S. Dollars)

(Unaudited)

1.         Nature and continuance of operations - continued

On June 5, 2014 the Company incorporated a wholly owned subsidiary within the state of Arizona, also named Eternity Healthcare, Inc. The Arizona operating Company will be take over operations within the United States from the BC Company.

The Company’s consolidated financial statements as at July 31, 2014 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has net loss of $ 123,310 for the three months ended July 31, 2014 (July 31, 2013 - $ 82,083) and has a working capital surplus of $ 221,432 as at July 31, 2014 (July 31, 2013 - $ 178,282 deficit).

2.        Condensed financial statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, result of operations, and cash flows at July 31, 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2014 audited financial statements. The results of operations for the period ended July 31, 2014 and 2013 are not necessarily indicative of the operating results for the full year.

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

Eternity Healthcare Inc.

Notes to the Consolidated Financial Statements

July 31, 2014

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

Currency risk

The Company’s operating expenses are primarily incurred in Canadian dollars, and fluctuation of the Canadian dollar in relation to the United States dollar will have an impact upon the profitability of the Company and may also have an effect of the value of the Company’s. The Company has not entered into any agreements or purchased any instruments to hedge possible currency risk. At July 31, 2014 1 United States dollar was equal to 1.0904 Canadian dollars.

Eternity Healthcare Inc.

Notes to the Consolidated Financial Statements

July 31, 2014

(Expressed in U.S. Dollars)

(Unaudited)

4.         Significant accounting policies - continued

Basic and diluted net income (loss) per share

The Company computes net income (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At July 31, 2014, the Company has no potentially dilutive shares outstanding.

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

Comprehensive loss

ASC 22, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at July 31 2014, the Company has items that represent a comprehensive income (loss) and, therefore, has included a schedule of comprehensive income (loss) in the financial statements.

Equipment and depreciation

Equipment has been recorded at cost, net of accumulated depreciation. Improvements are capitalized, and maintenance, repairs and minor replacements are expensed as incurred. Depreciation is determined using a straight-line method over the estimated useful life of the computer equipment.

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

Eternity Healthcare Inc.

Notes to the Consolidated Financial Statements

July 31, 2014

(Expressed in U.S. Dollars)

(Unaudited)

4.        Significant accounting policies - continued

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

Recent accounting pronouncements

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The guidance eliminates the definition of a development stage entity thereby removing the incremental financial reporting requirements from U.S. GAAP for development stage entities, primarily presentation of inception to date financial information. The provisions of the amendments are effective for annual reporting periods beginning after December 15, 2014, and the interim periods therein. However, early adoption is permitted. Accordingly, the Company has adopted this standard as of July 31, 2014.

The Company does not expect the adoption of any other recent accounting pronouncements to have a material impact on its financial statements.

5.         Inventory

Inventory consists of needle free injection products that are held for resale. Inventory is stated at the lower of cost or market with cost determined under the weighted average cost method. As of July 31, 2014 and April 30, 2014 inventory consisted of the following:

	July 31,	April 30,
	2014	2014
	$	$
Raw Material	-	-
Work in progress	-	-
Finished goods	16,474	22,688
Reserve for obsolescence	-	-

	16,474	22,688

6.         Due to related parties and related party transactions

During the three months ended July 31, 2014, the Company received an additional $ 513,576 in cash loans from related parties of the Company. Total related party notes payable as of July 31, 2014 were $ 514,061. This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

Eternity Healthcare Inc.

Notes to the Consolidated Financial Statements

July 31, 2014

(Expressed in U.S. Dollars)

(Unaudited)

7.         Capital stock

Authorized

The total authorized capital is 300,000,000 common shares with a par value of $ 0.001 per common share.

8.         Stock options

During the fiscal year ended April 30, 2013, the Company granted 200,000 stock options for services. The fair value of the stock options granted were estimated on the date granted using the Black-Scholes pricing model, with the following assumptions used for the valuation: exercise price of $0.55 per share, average risk-free interest rate of 0.79%, expected dividend yield of zero, expected lives of five years and an average expected volatility of 2.99%. During the three months ended July 31, 2014 and 2013, the Company recognized expense of $ 10,637 and $ 10,636 related to options that vested, respectively

During the period ended July 31, 2014, the Company issued no new stock options.

A summary of the status of the Company’s stock options and warrants as of July 31, 2014 is presented below:

Number of Shares

Balance of stock options and warrants at April 30, 2014	200,000
Warrants and options granted	-
Exercised, forfeited or expired	-
Outstanding at July 31, 2014	200,000
Exercisable at July 31, 2014	154,247

The following table summarizes information about the stock options and warrants as of July 31, 2014:

	Options and Warrants Outstanding			Options and Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life(in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.80	200,000	3.46	$0.80	154,247	$0.80

9.        Subsequent events

In accordance with ASC 855, the Company’s management has evaluated the subsequent events through the date the financial statements were issued and has found no subsequent events to report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q and other reports filed by our company from time to time with the United States Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements (collectively the “Filings”) and information that are based upon beliefs of, and information currently available to, our company’s management as well as estimates and assumptions made our company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to our company or our company’s management identify forward-looking statements. Such statements reflect the current view of our company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of our company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2014, filed with the SEC, relating to our company’s industry, our company’s operations and plan of operations, and any businesses that our company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

As used in this quarterly report, the terms, “we”, “us”, “our” and “our company” refer to Eternity Healthcare Inc. and our wholly owned subsidiary Eternity Health Care Inc., a Canadian Federal corporation, extra-provincially registered in British Columbia corporation, unless the context clearly requires or states otherwise.

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

From inception to October 24, 2007, we planned to develop a website for children to create their own books. We intended to offer a pure online service designed to offer children and parents an ability to create their own book. Customers were to be able to log on to the service, pick a theme (i.e., birthday, family outing, vacation, special occasion such as Christmas, Easter, sporting event, summer camp, etc.), and the software would offer several options, including various book templates, backgrounds, page sizes, the ability to write your own story or have some guidance, etc. We were unable to find sufficient financing for this business model.

On December 10, 2010 we entered into and completed a share exchange agreement with Eternity Health Care Inc., a Canadian Federal corporation, extra-provincially registered in British Columbia (“Eternity BC”), wherein we acquired Eternity BC as our wholly owned subsidiary and abandoned our former business to focus on the operations of Eternity BC.

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

On October 30, 2013, we announced that our company had reached an agreement with Phoenix-based Global Medical Equipment of America (GMEA) pursuant to which our company will acquire 100% of our GMEA through a share exchange agreement. As a confirmation of intent to merge, our company advanced funds in the amount of $60,000 to GMEA. Our company was unable to reach a final agreement with GMEA and on January 31, 2014 we provided notice demanding repayment of the note receivable. As of the date of this report, we have not received repayment of the note receivable.

Results of Operations for the Three Months Ended July 31, 2014 and 2013

The following summary of our results of operations should be read in conjunction with our unaudited interim consolidated financial statements for the quarter ended July 31, 2014 which are included herein.

Our operating results for the three month periods ended July 31, 2014 and 2013 and the changes between those periods for the respective items are summarized as follows:

	Three Month Period Ended July 31, 2014	Three Month Period Ended July 31, 2013	Change Between Three Month Periods Ended July 31, 2013 and July 31, 2014
Sales	$17,359	$19,091	$(1,732)
Cost of goods sold	$5,648	$4,992	$656
Operating expenses	$135,021	$96,182	$38,839
Net loss	$(123,310)	$(82,083)	$41,227

Our expenses increased during the three month period ended July 31, 2014 compared to the same period in 2013 primarily as a result of increases in general and administrative expenses and salaries.

Revenues

We have earned net revenues of $17,359 for the period ended July 31, 2014 compared with $19,091 for the period ended July 31, 2012. We have incurred $135,021 in operating expenses for the period ended July 31, 2014 compared with $96,182 for the period ended July 31, 2013.

Expenses

Our expenses for the three months ended July 31, 2014 and 2013 and for the period from December 10, 2009 (inception) through July 31, 2014 are outlined in the table below:

	Three Month Period Ended July 31, 2014		Three Month Period Ended July 31, 2013
Depreciation	$	Nil	$61
General and administrative		$34,763	$29,971
Professional fees		$16,813	$35,278
Salaries		$83,445	$30,872

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

Liquidity and Financial Condition

Working Capital

	At July 31, 2014 ($)	At April 30, 2014 ($)
Current Assets	$865,289	$430,220
Current Liabilities	$643,857	$96,152
Working Capital	$221,432	$334,068

Cash Flows

	Three Month Period Ended July 31, 2014 ($)		Three Month Period Ended July 31, 2013 ($)
Cash Flows used in Operating Activities		$(93,453)		$(94,540)
Cash Flows used in Investing Activities	$	Nil	$	Nil
Cash Flows provided by Financing Activities		$511,755		$558,970
Effect of Exchange Rate Changes on Cash		$(3,356)		$(5,316)
Net Increase (Decrease) in Cash During Period		$414,946		$459,114

As of July 31, 2014, our total assets were $865,289 and our total liabilities were $643,857 and we had a working capital of $221,432. Our unaudited financial statements report a net loss of $123,310 for the three months ended July 31, 2014 compared to a net loss of $82,083 for the same period in 2013.

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

Anticipated Cash Requirements

We estimate that our expenses over the next 12 months (beginning August 2014) will be approximately $1,500,000 as described in the table below. These estimates may change significantly depending on the performance of our products in the marketplace and our ability to raise capital from shareholders or other sources.

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

Going Concern

The interim condensed consolidated financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of July 31, 2014, our company has accumulated losses of $1,338,018 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. These interim condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

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

Currency Risk

Our company’s operating expenses are primarily incurred in Canadian dollars, and fluctuation of the Canadian dollar in relation to the United States dollar will have an impact upon the profitability of our company and may also have an effect of the value of our company’s. Our company has not entered into any agreements or purchased any instruments to hedge possible currency risk. At July 31, 2014 1 United States dollar was equal to 1.0904 Canadian dollars.

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

Comprehensive Loss

ASC 22, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at July 31 2014, our company has items that represent a comprehensive income (loss) and, therefore, has included a schedule of comprehensive income (loss) in the financial statements.

Equipment and Depreciation

Equipment has been recorded at cost, net of accumulated depreciation. Improvements are capitalized, and maintenance, repairs and minor replacements are expensed as incurred. Depreciation is determined using a straight-line method over the estimated useful life of the computer equipment.

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

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The guidance eliminates the definition of a development stage entity thereby removing the incremental financial reporting requirements from U.S. GAAP for development stage entities, primarily presentation of inception to date financial information. The provisions of the amendments are effective for annual reporting periods beginning after December 15, 2014, and the interim periods therein. However, early adoption is permitted. Accordingly, our company has adopted this standard as of July 31, 2014.

Our company does not expect the adoption of any other recent accounting pronouncements to have a material impact on its financial statements.

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

As of the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report due to the material weaknesses in our internal controls over financial reporting identified in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on July 28, 2014.

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

Item 2. Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mining Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Document Description
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession
2.1	Share Exchange Agreement with Eternity Healthcare Inc., dated December 13, 2010 (incorporated by reference to our Current Report on Form 8-K filed on December 17, 2010)
(3)	(i) Articles of Incorporation; (ii) By-laws
3.1	Articles of Incorporation (incorporated by reference to our C Registration Statement on Form S-1 filed on June 25, 2008)
3.2	By-laws (incorporated by reference to our Registration Statement on Form S-1 filed on June 25, 2008)
3.3	Certificate of Amendment filed with the Nevada Secretary of State on November 1, 2010 (incorporated by reference to our Current Report on Form 8-K filed on November 16, 2010)
(10)	Material Contracts
10.1	Revised Distribution Agreement dated June 25, 2012 between our company, our subsidiary, MK Global Co. and MIKA Medical Co. (incorporated by reference to our Annual Report on Form 10-K filed on July 19, 2012)
10.2	2013 Stock Option Plan (incorporated by reference to our Annual Report on Form 10-K filed on August 8, 2013)
10.3	Rental Agreement dated June 22, 2013 between our company and Kinexus Bioinformatic (incorporated by reference to our Annual Report on Form 10-K filed on August 8, 2013)
(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics (incorporated by reference to our Annual Report on Form 10-K filed on August 8, 2013)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certifications under Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002

Exhibit Number	Document Description
101**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ETERNITY HEALTHCARE INC.

Date: September 12, 2014	/s/ Hassan Salari
Hassan Salari
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

