Form 10-K/A
period 2014-04-30
ETERNITY HEALTHCARE INC.
filed 2014-11-17
CIK 1437822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment #1

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Our company is filing this Form 10-K/A for the year ended April 30, 2014 to amend the disclosures presented in Item 9/A – Controls and Procedures.  This amended report does not reflect events occurring after the filing of the Form 10-K on July 28, 2014 (the “Original Filing Date”).  This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way any other disclosures made in the Form 10-K, as amended.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the certifications required pursuant to the rules promulgated under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which were included as exhibits to the Original Report, have been amended, restated and re-executed as of the date of this Amendment No. 1 and are included as Exhibits 31.1 and 32.1 hereto.

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

Item 9A.         Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) concluded that, as of April 30, 2014, our disclosure controls and procedures were not effective to ensure that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), as appropriate, to allow timely decisions regarding required disclosure. The reasons for this finding were the weaknesses in our internal control over financial reporting enumerated below.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2014 using the criteria established in the Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of April 30, 2014, our company determined that there were control deficiencies that constituted material weaknesses as of April 30, 2014, as described below :

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

ETERNITY HEALTHCARE INC.
(Registrant)

Dated: November 17, 2014	/s/ Hassan Salari
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

Dated: November 17, 2014	/s/ Hassan Salari
Hassan Salari
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated: November 17, 2014	/s/ Bin Huang
Bin Huang
Director

Dated: November 17, 2014	/s/ Dominique F. Borrelly
Dominique F. Borrelly
Director