Form 10-K/A
period 2014-04-30
ETERNITY HEALTHCARE INC.
filed 2014-12-05
CIK 1437822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/ A
Amendment #2

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Internal control over financial reporting is a process intended to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for disclosure purposes in accordance with accounting principles generally accepted in the United States.

Our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2014 using the criteria established in the Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included a review of the documentation of our internal controls, an analysis of the design effectiveness of our internal controls, and testing of the operating effectiveness of our internal controls. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at April 30, 2014 due to the presence of several material weaknesses.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of April 30, 2014, our company identified the following control deficiencies that constituted material weaknesses as of April 30, 2014:

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

ETERNITY HEALTHCARE INC.
(Registrant)

Dated: December 4, 2014	/s/ Hassan Salari
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

Dated: December 4, 2014	/s/ Hassan Salari
Hassan Salari
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated: December 4, 2014	/s/ Bin Huang
Bin Huang
Director

Dated: December 4, 2014	/s/ Dominique F. Borrelly
Dominique F. Borrelly
Director