Form 10-Q
period 2014-10-31
ETERNITY HEALTHCARE INC.
filed 2014-12-17
CIK 1437822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

or

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

☐ YES     ☐ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 66,429,868 common shares issued and outstanding as of December 9, 2014.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited interim condensed consolidated financial statements of Eternity Healthcare Inc. for the six month period ended October 31, 2014 are included with this Quarterly Report on Form 10-Q.

3

Eternity Healthcare Inc.

Consolidated Financial Statements

For the six months ended October 31, 2014

(Expressed in U.S. Dollars)

Eternity Healthcare Inc.

Consolidated Balance Sheet

(Expressed in U.S. Dollars)

(Unaudited)

	October 31,	April 30,
	2014	2014
	$	$

Assets
Current assets
Cash and cash equivalents	464,649	403,603
Short-term investments (Note 5)	533,808	-
Accounts receivable	-	38
Prepaid expenses	3,000	3,000
GST/HST receivable	1,857	891
Inventory (Note 6)	32,851	22,688

Total assets	1,036,165	430,220

Liabilities
Current liabilities
Accounts payable and accrued liabilities	164,922	89,935
Due to related parties (Note 7)	750,807	6,217
	915,729	96,152

Shareholders’ equity
Capital stock (Note 8)

Authorized
300,000,000 common shares, par value $ 0.001
Issued and outstanding
October 31, 2014 - 66,429,868 common shares
April 30, 2014 – 66,299,868 common shares	66,430	66,300
Additional paid-in capital	1,530,922	1,500,679
Accumulated other comprehensive loss	(12,110)	(18,203)
Accumulated deficit	(1,464,806)	(1,214,708)

Total stockholders’ equity	120,436	334,068

Total liabilities and stockholders’ equity	1,036,165	430,220

The accompanying notes are an integral part of these consolidated financial statements.

Eternity Healthcare Inc.

Consolidated Statements of Loss and Comprehensive Loss

(Expressed in U.S. Dollars)

(Unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	October 31, 2014	October 31, 2013	October 31, 2014	October 31, 2013
	$	$	$	$

Sales
Product sales	26,129	7,493	43,488	26,584
Cost of goods sold	9,634	6,796	15,282	11,788
Gross margin	16,495	697	28,206	14,796

Operating Expenses
Depreciation	-	60	-	121
General and administrative	24,724	75,860	59,487	105,831
Professional fees	19,079	31,559	35,892	66,837
Research and development	7,400	-	7,400	-
Salaries	93,644	29,879	177,089	60,751
Total operating expenses	144,847	137,358	279,868	233,540

Loss from operations	(128,352)	(136,661)	(251,662)	(218,744)

Other items
Loss on settlement of debt	-	(172,487)	-	(172,487)
Interest income	1,544	-	1,564	-
	1,544	(172,487)	1,564	(172,487)

Net loss for the period	(126,808)	(309,148)	(250,098)	(391,231)

Comprehensive loss
Net loss for the period	(126,808)	(309,148)	(250,098)	(391,231)
Foreign currency translation adjustments	6,056	8,393	6,093	17,648

Comprehensive loss for the period	(120,752)	(300,755)	(244,005)	(373,583)

Comprehensive loss per share - basic and diluted	(0.002)	(0.005)	(0.004)	(0.006)

Net loss per share - basic and diluted	(0.002)	(0.005)	(0.004)	(0.006)

Weighted average number of common shares
Outstanding - basic and diluted	66,335,194	65,741,494	66,317,531	64,810,104

The accompanying notes are an integral part of these consolidated financial statements.

Eternity Healthcare Inc.

Consolidated Statements of Cash Flows

(Expressed in U.S. Dollars)

(Unaudited)

	For the six months ended October 31, 2014	For the six months ended October 31, 2013
	$	$

Operating activities
Net (loss) income for the period	(250,098)	(391,231)
Items not affecting cash
Depreciation	-	121
Expenses paid on behalf of the Company by related parties	209	-
Stock options issued for services	21,273	21,373
Shares issued for services	9,100	-
Loss on settlement of debt	-	172,487
Changes in non-cash working capital
Decrease (increase) in
Inventory	(10,651)	(22,275)
Changes in operating assets and liabilities
Prepaid expenses	-	11,366
Accounts payable and accrued liabilities	79,793	(1,182)
Accounts receivable	38	(6,862)
Note receivable	-	(50,000)
Interest receivable	(1,535)	-
GST/HST receivable	(1,021)	2,604

Net cash used in operating activities	(152,892)	(263,599)

Investing activities
Short-term investments	(548,723)	-

Net cash used in investing activities	(548,723)	-

Financing activities
Common shares issued for cash	-	500,000
Proceeds from related party payables	773,385	95,900
Repayments on related party payables	(5,889)	-

Net cash provided by financing activities	767,496	595,900

Effect of exchange rate changes on cash	(4,835)	28,662

Increase in cash	61,046	360,963

Cash, beginning of period	403,603	156,554

Cash, end of period	464,649	517,517

Supplemental cash flow disclosure
Cash paid for interest	-	-
Cash paid for income taxes	-	-

Non-cash investing and financing activities
Common stock issued for debt	-	862,434

The accompanying notes are an integral part of these consolidated financial statements

Eternity Healthcare Inc.

Notes to the Consolidated Financial Statements

October 31, 2014

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

October 31, 2014

(Expressed in U.S. Dollars)
(Unaudited)

1.            Nature and continuance of operations - continued

On June 5, 2014 the Company incorporated a wholly owned subsidiary within the state of Arizona, also named Eternity Healthcare, Inc. The Arizona operating Company will take over operations within the United States from the BC Company.

The Company’s consolidated financial statements as at October 31, 2014 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has net loss of $ 250,098 for the six months ended October 31, 2014 (October 31, 2013 - $ 391,231) and has a working capital surplus of $ 120,436 as at October 31, 2014 (April 30, 2013 - $ 334,068).

2.            Condensed financial statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, result of operations, and cash flows at October 31, 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2014 audited financial statements. The results of operations for the period ended October 31, 2014 and 2013 are not necessarily indicative of the operating results for the full year.

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

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Eternity Healthcare Inc. (BC) and Eternity Healthcare Inc. (Arizona). All significant intercompany balances and transactions have been eliminated in consolidation.

Eternity Healthcare Inc.

Notes to the Consolidated Financial Statements

October 31, 2014

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

Currency risk

The Company’s operating expenses are primarily incurred in Canadian dollars, and fluctuation of the Canadian dollar in relation to the United States dollar will have an impact upon the profitability of the Company and may also have an effect of the value of the Company’s. The Company has not entered into any agreements or purchased any instruments to hedge possible currency risk. At October 31, 2014 1 United States dollar was equal to 1.1271 Canadian dollars.

Eternity Healthcare Inc.

Notes to the Consolidated Financial Statements

October 31, 2014

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

Comprehensive loss

ASC 22, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at October 31 2014, the Company has items that represent a comprehensive income (loss) and, therefore, has included a schedule of comprehensive income (loss) in the financial statements.

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

October 31, 2014

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

Recently Enacted Accounting Standards

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

5.            Short-term investment

On August 11, 2014 the Company invested $600,000 CAD in a One Year Cashable Guaranteed Investment Certificate (GIC) term deposit. The investment has a one year term that matures on August 11, 2015 and bears interest at a rate of 1.26% per annum, with anticipated interest of $7,560 CAD over the term of the investment paid at maturity. The Company has recognized $1,677 in interest income from the investment through October 31, 2014.

Eternity Healthcare Inc.

Notes to the Consolidated Financial Statements

October 31, 2014

(Expressed in U.S. Dollars)
(Unaudited)

6.            Inventory

Inventory consists of needle free injection products that are held for resale. Inventory is stated at the lower of cost or market with cost determined under the weighted average cost method. As of October 31, 2014 and April 30, 2014 inventory consisted of the following:

	October 31,	April 30,
	2014	2014
	$	$

Raw Material	-	-
Work in progress	-	-
Finished goods	32,851	22,688
Reserve for obsolescence	-	-

	32,851	22,688

7.            Due to related parties and related party transactions

During the six months ended October 31, 2014, the Company received an additional $ 750,284 in cash loans from related parties of the Company. Total related party notes payable as of October 31, 2014 were $ 750,807. This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

8.            Capital stock

Authorized

The total authorized capital is 300,000,000 common shares with a par value of $ 0.001 per common share.

On October 6, 2014, the Company issued 130,000 common shares of the Company with a value of $9,100 for investor relations and business services.

Eternity Healthcare Inc.

Notes to the Consolidated Financial Statements

October 31, 2014

(Expressed in U.S. Dollars)
(Unaudited)

9.            Stock options

During the fiscal year ended April 30, 2013, the Company granted 200,000 stock options for services. The fair value of the stock options granted were estimated on the date granted using the Black-Scholes pricing model, with the following assumptions used for the valuation: exercise price of $0.55 per share, average risk-free interest rate of 0.79%, expected dividend yield of zero, expected lives of five years and an average expected volatility of 2.99%. During the six months ended October 31, 2014 and 2013, the Company recognized expense of $ 21,273 and $ 21,373 related to options that vested, respectively

During the six-month period ended October 31, 2014, the Company issued no new stock options.

A summary of the status of the Company’s stock options and warrants as of October 31, 2014 is presented below:

Number of Shares

Balance of stock options and warrants as at April 30, 2014	200,000
Warrants and options granted	-
Exercised, forfeited or expired	-
Outstanding at October 31, 2014	200,000
Exercisable at October 31, 2014	179,452

The following table summarizes information about the stock options and warrants as of October 31, 2014:

	Options and Warrants Outstanding			Options and Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life(in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.80	200,000	3.21	$0.80	179,452	$0.80

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

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to “common stock” refer to the common shares in our capital stock.

As used in this quarterly report, the terms, “we”, “us”, “our” and “our company” refer to Eternity Healthcare Inc. and our wholly owned subsidiaries, Eternity Health Care Inc., a Canadian Federal corporation, extra-provincially registered in British Columbia and and Eternity Healthcare Inc. (Arizona), an Arizona corporation, unless the context clearly requires or states otherwise.

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

On October 30, 2013, we announced that our company had reached an agreement with Phoenix-based Global Medical Equipment of America (GMEA) pursuant to which our company will acquire 100% of our GMEA through a share exchange agreement. As a confirmation of intent to merge, our company advanced funds in the amount of $60,000 to GMEA. Our company was unable to reach a final agreement with GMEA and on January 31, 2014 we provided notice demanding repayment of the note receivable. GMEA subsequently went into receivership and its chief executive has filed for bankruptcy. As a result, we have written of the amount due to our company.

Results of Operations for the Three and Six Months Ended October 31, 2014 and 2013

The following summary of our results of operations should be read in conjunction with our unaudited interim consolidated financial statements for the quarter ended October 31, 2014 which are included herein.

Our operating results for the three and six month periods ended October 31, 2014 and 2013 and the changes between those periods for the respective items are summarized as follows:

	Three Month Period Ended October 31, 2014	Three Month Period Ended October 31, 2013	Change Between Three Month Periods Ended October 31, 2013 and October 31, 2014
Product Sales	$26,129	$7,493	$18,636

Cost of goods sold	$9,634	$6,796	$2,838
Operating expenses	$144,847	$137,358	$7,489
Total other (income) expenses	$(1,544)	$172,487	$174,031
Net loss	$(126,808)	$(309,148)	$(182,340)

Our expenses increased during the three month period ended October 31, 2014 compared to the same period in 2013 primarily as a result of increases in salaries.

	Six Month Period Ended October 31, 2014	Six Month Period Ended October 31, 2013	Change Between Six Month Periods Ended October 31, 2013 and October 31, 2014
Product Sales	$43,488	$26,584	$16,904

Cost of goods sold	$15,282	$11,788	$3,494
Operating expenses	$279,868	$233,540	$46,328
Total other (income) expenses	$(1,564)	$172,487	$174,051
Net loss	$(250,098)	$(391,231)	$(141,133)

Our expenses increased during the six month period ended October 31, 2014 compared to the same period in 2013 primarily as a result of increases in research and development and salaries.

Revenues

We have earned net revenues of $26,129 and $43,488 for the three and six month periods ended October 31, 2014, respectively. We have incurred $144,847 and $279,868 in operating expenses for the three and six month periods ended October 31, 2014, respectively.

Expenses

Our expenses for the three and six months ended October 31, 2014 and 2013 are outlined in the table below:

	Three Month Period Ended October 31, 2014		Three Month Period Ended October 31, 2013		Six Month Period Ended October 31, 2014		Six Month Period Ended October 31, 2013
Depreciation	$	Nil		$60	$	Nil		$121
General and administrative		$24,724		$75,860		$59,487		$105,831
Professional fees		$19,079		$31,559		$35,892		$66,837
Research and development		$7,400	$	Nil		$7,400	$	Nil
Salaries		$93,644		$29,879		$177,089		$60,751

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

Liquidity and Financial Condition

Working Capital

	At October 31, 2014 ($)	At April 30, 2014 ($)
Current Assets	$1,036,165	$430,220
Current Liabilities	$915,729	$96,152
Working Capital	$120,436	$334,068

Cash Flows

	Six Month Period Ended October 31, 2014 ($)	Six Month Period Ended October 31, 2013 ($)
Cash Flows used in Operating Activities	$(152,892)		$(263,599)
Cash Flows used in Investing Activities	$(548,723)	$	Nil
Cash Flows provided by Financing Activities	$767,496		$595,900
Effect of Exchange Rate Changes on Cash	$(4,835)		$28,662
Net Increase in Cash During Period	$61,046		$360,963

As of October 31, 2014, our total assets were $1,036,165 and our total liabilities were $915,729 and we had a working capital of $120,436. Our unaudited financial statements report a net loss of $250,098 for the six months ended October 31, 2014 compared to a net loss of $391,231 for the same period in 2013.

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

Anticipated Cash Requirements

We estimate that our expenses over the next 12 months (beginning November 2014) will be approximately $1,500,000 as described in the table below. These estimates may change significantly depending on the performance of our products in the marketplace and our ability to raise capital from shareholders or other sources.

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

Going Concern

The interim condensed consolidated financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of the six months ended October 31, 2014, our company had a net loss of $250,098. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. These interim condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

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

Principles of Consolidation

The consolidated financial statements include the accounts of our company and our wholly-owned subsidiaries, Eternity Healthcare Inc. (BC) and Eternity Healthcare Inc. (Arizona). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Currency Risk

Our company’s operating expenses are primarily incurred in Canadian dollars, and fluctuation of the Canadian dollar in relation to the United States dollar will have an impact upon the profitability of our company and may also have an effect of the value of our company’s. Our company has not entered into any agreements or purchased any instruments to hedge possible currency risk. At October 31, 2014 1 United States dollar was equal to 1.1271 Canadian dollars.

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

Comprehensive Loss

ASC 22, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at October 31 2014, our company has items that represent a comprehensive income (loss) and, therefore, has included a schedule of comprehensive income (loss) in the financial statements.

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

Item 2. Unregistered Sales of Equity Securities

On October 6, 2014 we issued 50,000 shares of our common stock to Vital Media for investor relation services and 80,000 shares of our common stock to Dominique Borrelly, a director of our company, for business services. All of these securities were issued to two non-US persons (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mining Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Document Description
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession
2.1	Share Exchange Agreement with Eternity Healthcare Inc., dated December 13, 2010 (incorporated by reference to our Current Report on Form 8-K filed on December 17, 2010)
(3)	(i) Articles of Incorporation; (ii) By-laws
3.1	Articles of Incorporation (incorporated by reference to our C Registration Statement on Form S-1 filed on June 25, 2008)
3.2	By-laws (incorporated by reference to our Registration Statement on Form S-1 filed on June 25, 2008)
3.3	Certificate of Amendment filed with the Nevada Secretary of State on November 1, 2010 (incorporated by reference to our Current Report on Form 8-K filed on November 16, 2010)
(10)	Material Contracts
10.1	Revised Distribution Agreement dated June 25, 2012 between our company, our subsidiary, MK Global Co. and MIKA Medical Co. (incorporated by reference to our Annual Report on Form 10-K filed on July 19, 2012)
10.2	2013 Stock Option Plan (incorporated by reference to our Annual Report on Form 10-K filed on August 8, 2013)
10.3	Rental Agreement dated June 22, 2013 between our company and Kinexus Bioinformatic (incorporated by reference to our Annual Report on Form 10-K filed on August 8, 2013)
(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics (incorporated by reference to our Annual Report on Form 10-K filed on August 8, 2013)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certifications under Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002
101*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ETERNITY HEALTHCARE INC.

Date: December 17, 2014	/s/ Hassan Salari
Hassan Salari
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

