Form 10-Q
period 2015-01-31
ETERNITY HEALTHCARE INC.
filed 2015-03-16
CIK 1437822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 66,429,868 common shares issued and outstanding as of March 10, 2015.

2

PART I – FINANCIAL INFORMATION

Item 1.          Financial Statements

The following unaudited interim condensed consolidated financial statements of Eternity Healthcare Inc. for the three and nine month periods ended January 31, 2015 are included with this Quarterly Report on Form 10-Q.

3

Eternity Healthcare Inc.

Consolidated Financial Statements

For the nine months ended January 31, 2015

(Expressed in U.S. Dollars)

Eternity Healthcare Inc.

Consolidated Balance Sheet

(Expressed in U.S. Dollars)

(Unaudited)

	January 31,	April 30,
	2015	2014
	$	$
	(Unaudited)

Assets
Current assets
Cash and cash equivalents	439,075	403,603
Short-term investments	474,839	-
Accounts receivable	-	38
Prepaid expenses	3,000	3,000
GST/HST receivable	590	891
Inventory (Note 6)	38,840	22,688

Total assets	956,344	430,220

Liabilities
Current liabilities
Accounts payable and accrued liabilities	147,927	89,935
Due to related parties (Note 7)	831,996	6,217
	979,923	96,152

Shareholders’ equity (deficit)
Capital stock (Note 8)

Authorized
300,000,000 common shares, par value $ 0.001
Issued and outstanding
January 31, 2015 – 66,429,868 common shares
April 30, 2014 – 66,299,868 common shares	66,430	66,300
Additional paid-in capital	1,539,591	1,500,679
Accumulated other comprehensive gain (loss)	15,701	(18,203)
Accumulated deficit	(1,645,301)	(1,214,708)

Total stockholders’ equity (deficit)	(23,579)	334,068

Total liabilities and stockholders’ equity (deficit)	956,344	430,220

The accompanying notes are an integral part of these consolidated financial statements.

Eternity Healthcare Inc.

Consolidated Statements of Loss and Comprehensive Loss

(Expressed in U.S. Dollars)

(Unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	January 31, 2015	January 31, 2014	January 31, 2015	January 31, 2014
	$	$	$	$

Sales
Product sales	4,020	-	47,508	26,201
Cost of goods sold	1,042	1,051	16,324	12,456
	2,978	(1,051)	31,184	13,745

Expenses
Depreciation	-	44	-	165
General and administrative	31,849	90,837	91,334	196,668
Professional fees	20,048	3,881	55,940	70,718
Research and development	87,606	-	95,006	-
Salaries	45,643	27,769	222,732	88,520
	185,146	122,531	465,012	356,071

Other items
Loss on settlement of debt	-	-	-	(172,487)
Interest income	1,671	-	3,235	-
	1,671	-	3,235	(172,487)

Net loss for the period	(180,497)	(123,582)	(430,593)	(514,813)

Comprehensive loss
Net loss for the period	(180,497)	(123,582)	(430,593)	(514,813)
Foreign currency translation adjustments	27,811	41,843	33,904	59,491

Comprehensive loss for the period	(152,686)	(81,739)	(396,689)	(455,322)

Comprehensive loss per share - basic and diluted	(0.003)	(0.001)	(0.006)	(0.007)

Net loss per share - basic and diluted	(0.002)	(0.002)	(0.006)	(0.008)

Weighted average number of common shares
Outstanding - basic and diluted	66,429,868	66,299,868	66,354,977	65,144,761

The accompanying notes are an integral part of these consolidated financial statements.

Eternity Healthcare Inc.

Consolidated Statements of Cash Flows

(Expressed in U.S. Dollars)

(Unaudited)

	For the nine	For the nine
	months ended	months ended
	January 31, 2015	January 31, 2014
	$	$

Operating activities

Net loss for the period	(430,593)	(514,813)
Items not affecting cash
Depreciation	-	165
Expenses paid on behalf of the Company by related parties	54	-
Stock options issued for services	29,942	32,009
Common stock issued for services	9,100	-
Loss on settlement of debt	-	172,487
Changes in operating assets and liabilities
Inventory	(16,288)	(19,351)
Prepaid expenses	-	14,507
Accounts payable and accrued liabilities	80,255	(3,977)
Accounts receivable	38	(5,486)
Accrued interest – related party	9,961	-
Note receivable	-	(60,000)
Interest receivable	(3,206)	-
GST/HST receivable	203	2,274

Net cash used in operating activities	(320,534)	(382,185)

Investing activities
Short-term investments	(536,792)	-

Net cash from investing activities	(536,792)	-

Financing activities
Common shares issued for cash	-	500,000
Proceeds from related party payables	935,744	95,900
Repayments on related party payables	(5,889)	-

Net cash provided by financing activities	929,855	595,900

Effect of exchange rate changes on cash	(37,057)	69,243

Increase (decrease) in cash	35,472	282,958

Cash, beginning of period	403,603	156,554

Cash, end of period	439,075	439,512

Non cash investing and financing activities
Common stock issued for debt	-	862,434

The accompanying notes are an integral part of these consolidated financial statements

Eternity Healthcare Inc.

Notes to the Consolidated Financial Statements

January 31, 2015

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

Eternity Healthcare Inc.

Notes to the Consolidated Financial Statements

January 31, 2015

(Expressed in U.S. Dollars)

(Unaudited)

1.	Nature and continuance of operations - continued

The Company’s consolidated financial statements as at January 31, 2015 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has net loss of $ 430,593 for the nine months ended January 31, 2015 (January 31, 2014 - $ 514,813) and has a working capital deficit of $ 23,579 as at January 31, 2015 (April 30, 2013 - $ 334,068 surplus).

2.	Condensed financial statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, result of operations, and cash flows at January 31, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2014 audited financial statements. The results of operations for the period ended January 31, 2015 and 2014 are not necessarily indicative of the operating results for the full year.

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

January 31, 2015

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

Currency risk

The Company’s operating expenses are primarily incurred in Canadian dollars, and fluctuation of the Canadian dollar in relation to the United States dollar will have an impact upon the profitability of the Company and may also have an effect of the value of the Company’s. The Company has not entered into any agreements or purchased any instruments to hedge possible currency risk. At January 31, 2015, 1 United States dollar was equal to 1.2711 Canadian dollars.

Eternity Healthcare Inc.

Notes to the Consolidated Financial Statements

January 31, 2015

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

Comprehensive loss

ASC 22, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at January 31, 2015, the Company has items that represent a comprehensive income (loss) and, therefore, has included a schedule of comprehensive income (loss) in the financial statements.

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

January 31, 2015

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

On August 11, 2014 the Company invested $600,000 CAD in a One Year Cashable Guaranteed Investment Certificate (GIC) term deposit. The investment has a one year term that matures on August 11, 2015 and bears interest at a rate of 1.26% per annum, with anticipated interest of $7,560 CAD over the term of the investment paid at maturity. The Company has recognized $3,583 CAD in interest income from the investment through January 31, 2015.

6.	Inventory

Inventory consists of needle free injection products that are held for resale. Inventory is stated at the lower of cost or market with cost determined under the weighted average cost method. As of January 31, 2015 and April 30, 2014 inventory consisted of the following:

	January 31,	April 30,
	2015	2014
	$	$

Raw Material	-	-
Work in progress	-	-
Finished goods	38,840	22,688
Reserve for obsolescence	-	-

	38,840	22,688

Eternity Healthcare Inc.

Notes to the Consolidated Financial Statements

January 31, 2015

(Expressed in U.S. Dollars)

(Unaudited)

7.	Due to related parties and related party transactions

During the nine months ended January 31, 2015, the Company received an additional $ 814,646 in cash loans from related parties of the Company. Total related party notes payable as of January 31, 2015 were $823,236. This balance is interest bearing at 5% per year on the principle balance, unsecured and has no fixed terms of repayment. During the nine months ended January 31, 2015, the Company recorded interest expense of $8,760 with regard to the outstanding related party loans.

8.	Capital stock

Authorized

The total authorized capital is 300,000,000 common shares with a par value of $ 0.001 per common share.

On October 6, 2014 the Company issued 130,000 common shares of the Company with a value of $9,100 for investor relations and business services.

9.	Stock options

During the fiscal year ended April 30, 2013, the Company granted 200,000 stock options for services. The fair value of the stock options granted were estimated on the date granted using the Black-Scholes pricing model, with the following assumptions used for the valuation: exercise price of $0.55 per share, average risk-free interest rate of 0.79%, expected dividend yield of zero, expected lives of five years and an average expected volatility of 2.99%. During the six months ended January 31, 2015 and 2014, the Company recognized expense of $ 8,669 and $ 10,636 related to options that vested, respectively

During the nine-month period ended January 31, 2015, the Company issued no new stock options.

A summary of the status of the Company’s stock options and warrants as of January 31, 2015 is presented below:

Number of
Shares

Balance of stock options and warrants as at April 30, 2014	200,000
Warrants and options granted	-
Exercised, forfeited or expired	-
Outstanding at January 31, 2015	200,000
Exercisable at January 31, 2015	200,000

Eternity Healthcare Inc.

Notes to the Consolidated Financial Statements

January 31, 2015

(Expressed in U.S. Dollars)

(Unaudited)

9.	Stock options - continued

The following table summarizes information about the stock options and warrants as of January 31, 2015:

	Options and Warrants Outstanding			Options and Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life(in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.80	200,000	2.96	$0.80	200,000	$0.80

10.	Subsequent events

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

Our interim condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the interim condensed consolidated financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our interim condensed consolidated financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. The following discussion should be read in conjunction with our unaudited interim condensed consolidated financial statements and notes thereto appearing elsewhere in this report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to “common stock” refer to the common shares in our capital stock.

As used in this quarterly report, the terms, “we”, “us”, “our” and “our company” refer to Eternity Healthcare Inc. and our wholly owned subsidiaries, Eternity Health Care Inc., a Canadian Federal corporation, extra-provincially registered in British Columbia and Eternity Healthcare Inc. (Arizona), an Arizona corporation, unless the context clearly requires or states otherwise.

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

On June 25, 2012, we entered into a marketing agreement to sell a device, which does not require a needle for injection of medicine to the body, from Mika Medical Company and its affiliate MK Global, both of South Korea. We have the exclusive marketing rights for this device throughout North America, Germany, France and Spain and non-exclusive rights for the world market. Currently we are the sole marketer of the product.

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

On October 30, 2013, we announced that our company had reached an agreement with Phoenix-based Global Medical Equipment of America (GMEA) pursuant to which our company will acquire 100% of our GMEA through a share exchange agreement. As a confirmation of intent to merge, our company advanced funds in the amount of $60,000 to GMEA. Our company was unable to reach a final agreement with GMEA and on January 31, 2014 we provided notice demanding repayment of the note receivable. GMEA subsequently went into receivership and its chief executive has filed for bankruptcy. As a result, we have written off the amount due to our company.

Results of Operations for the Three and Nine Months Ended January 31, 2015 and 2014

The following summary of our results of operations should be read in conjunction with our unaudited interim condensed consolidated financial statements for the quarter ended January 31, 2015 which are included herein.

Our operating results for the three and nine month periods ended January 31, 2015 and 2014 and the changes between those periods for the respective items are summarized as follows:

	Three Month Period Ended January 31, 2015	Three Month Period Ended January 31, 2014		Change Between Three Month Periods Ended January 31, 2015 and January 31, 2014
Product Sales	$4,020	$	Nil	$4,020
Cost of goods sold	$1,042		$1,051	$(9)
Operating expenses	$185,146		$122,531	$62,615
Total other (income) expenses	$(1,671)	$	Nil	$1,671
Net loss	$(180,497)		$(123,582)	$(56,915)

Our expenses increased during the three month period ended January 31, 2015 compared to the same period in 2014 primarily as a result of increases in professional fees, research and development and salaries.

	Nine Month Period Ended January 31, 2015	Nine Month Period Ended January 31, 2014	Change Between Nine Month Periods Ended January 31, 2015 and January 31, 2014
Product Sales	$47,508	$26,201	$21,307
Cost of goods sold	$16,324	$12,456	$3,868
Operating expenses	$465,012	$356,071	$108,941
Total other (income) expenses	$(3,235)	$172,487	$169,252
Net loss	$(430,593)	$(514,813)	$(84,220)

Our expenses increased during the nine month period ended January 31, 2015 compared to the same period in 2014 primarily as a result of increases in research and development and salaries.

Revenues

We have earned net revenues of $2,978 and $31,184 for the three and nine month periods ended January 31, 2015, respectively. We have incurred $185,146 and $465,012 in operating expenses for the three and nine month periods ended January 31, 2015, respectively.

Expenses

Our expenses for the three and nine months ended January 31, 2015 and 2014 are outlined in the table below:

	Three Month Period Ended January 31, 2015		Three Month Period Ended January 31, 2014		Nine Month Period Ended January 31, 2015		Nine Month Period Ended January 31, 2014
Depreciation	$	Nil		$44	$	Nil		$165
General and administrative		$31,849		$90,837		$91,334		$196,668
Professional fees		$20,048		$3,881		$55,940		$70,718
Research and development		$87,606	$	Nil		$95,006	$	Nil
Salaries		$45,643		$27,769		$222,732		$88,520

Professional Fees

Professional fees include accounting and auditing expenses incurred in connection with the preparation and audit of our financial statements and professional fees that we pay to our legal counsel. Our accounting and auditing expenses were incurred in connection with the preparation of our audited financial statements and unaudited interim condensed consolidated financial statements. Our legal expenses represent amounts paid to legal counsel in connection with our corporate organization.

Liquidity and Financial Condition

Working Capital

	At January 31, 2015 ($)	At April 30, 2014 ($)
Current Assets	$956,344	$430,220
Current Liabilities	$979,923	$96,152
Working Capital	$(23,579)	$334,068

Cash Flows

	Nine Month Period Ended January 31, 2015 ($)	Nine Month Period Ended January 31, 2014 ($)
Cash Flows used in Operating Activities	$(320,534)		$(382,185)
Cash Flows used in Investing Activities	$(536,792)	$	Nil
Cash Flows provided by Financing Activities	$929,855		$595,900
Effect of Exchange Rate Changes on Cash	$(37,057)		$69,243
Net Increase in Cash During Period	$35,472		$282,958

As of January 31, 2015, our total assets were $956,344 and our total liabilities were $979,923 and we had a working capital deficit of $23,579. Our unaudited interim condensed consolidated financial statements report a net loss of $430,593 for the nine months ended January 31, 2015 compared to a net loss of $514,813 for the same period in 2014.

Plan of Operation

The following discussion of our financial condition and results of operations should be read together with our unaudited interim condensed consolidated financial statements and the notes thereto included elsewhere in this filing. Our unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements.

Anticipated Cash Requirements

We estimate that our expenses over the next 12 months (beginning February 2015) will be approximately $1,500,000 as described in the table below. These estimates may change significantly depending on the performance of our products in the marketplace and our ability to raise capital from shareholders or other sources.

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

Going Concern

The unaudited interim condensed consolidated financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of the nine months ended January 31, 2015, our company had a net loss of $430,593. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. These unaudited interim condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

Our unaudited interim condensed consolidated financial statements contain additional note disclosures describing the circumstances related to the uncertainty of our ability to continue as a going concern.

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

Critical Accounting Policies

The unaudited interim condensed consolidated financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.

The following is a summary of significant accounting policies used in the preparation of these unaudited interim condensed consolidated financial statements.

Basis of Presentation

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are expressed in U.S. dollars.

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

Currency Risk

Our company’s operating expenses are primarily incurred in Canadian dollars, and fluctuation of the Canadian dollar in relation to the United States dollar will have an impact upon the profitability of our company and may also have an effect of the value of our company’s. Our company has not entered into any agreements or purchased any instruments to hedge possible currency risk. At January 31, 2015, 1 United States dollar was equal to 1.2711 Canadian dollars.

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

Comprehensive Loss

ASC 22, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at January 31, 2015, our company has items that represent a comprehensive income (loss) and, therefore, has included a schedule of comprehensive income (loss) in the financial statements.

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

ETERNITY HEALTHCARE INC.

Date: March 16, 2015	/s/ Hassan Salari
Hassan Salari
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

