Form 10-K
period 2015-04-30
ETERNITY HEALTHCARE INC.
filed 2015-08-04
CIK 1437822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: April 30, 2015

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [         ] to [         ]

Commission file number: 000-53376

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

Yes☐    No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on October 31, 2014 was $632,913.75 based on a $0.05 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

66,429,868 common shares as of July 29, 2015.

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

General Overview

We were incorporated in the State of Nevada on October 24, 2007. On September 23, 2010, we changed our name to Eternity Healthcare Inc., and we effected a reverse split of our issued and outstanding common stock on a 10 old shares for 1 new share basis.

On December 10, 2010 we entered into and completed a share exchange agreement with Eternity Healthcare Inc., a British Columbia corporation, wherein we acquired Eternity BC as our wholly owned subsidiary and abandoned our former business to focus on the operations of Eternity BC.

Our Current Business

We are a medical device company that, subject to government approval, plans to manufacture and market medical devices. Our first product marketed was a needle-free injection system throughout the world. The products which market now and we hope to market in the future differ from other current offerings by allowing ordinary people to perform injection of medication without the need for professionals.

On June 25, 2012, we entered into a marketing agreement to sell a device which does not require a needle for injection of medicine to the body from Mika Medical Company of South Korea. They provided us with the exclusivity rights for this device throughout North America, Germany, France and Spain and non-exclusive rights for the world market. In 2015, we decided to bring our own needle-free injection device with superior technology and decided to market both products. We are currently non-exclusive marketer of the Korean product.

On October 30, 2013, we announced that our company had reached an agreement with Phoenix-based Global Medical Equipment of America (GMEA) pursuant to which our company will acquire 100% of our GMEA through a share exchange agreement. As a confirmation of intent to merge, our company advanced funds in the amount of $60,000 to GMEA. Our company was unable to reach a final agreement with GMEA and on January 31, 2014 we provided notice demanding repayment of the note receivable. GMEA filed for bankruptcy in Arizona court and we were unable to recover our funds and; therefore have reserved against the full value of the receivable.

Principal Product

Currently, our company is focused on a new needle-free injection device technology) that our company is marketing, but additional technologies are in development stage in our company that are not needle-free injection system. The Company plans to bring the additional products to the market in next few years.

Needle-free Injection System Applications

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

Pediatric Oncology – It is well known that children are horrified of the needle and as result sometime parents are giving up the use of those drugs that has to be injected towards more oral drugs (though that is also horrible due to taste barrier), or go for intravenous catheters. There are about 20 anti-cancer drugs are injectable that needle-free injection device can be used instead of needle. Approximately 10 million children and adolescence receive injectable annually.

MS – Multiple sclerosis is a neurological disease affecting almost 400,000 people in the United States. Most patients receive different forms of interferons under various brand names. Most are injected subcutaneously, day, by day or other regiments. Needle-free injection device could be used for these people as they are tired of needle injection.

Growth Hormones - Human growth hormone is used for children suffering from lack of growth height and various other conditions. Also, growth hormones are used in adults for work performance, sport performance and losing fat, etc. The hormone which is presently injected has been a cause of mental barrier for people. Needle-free injection device should be an excellent choice for those who do not like needle injection

Anesthetics – Local anesthetics such as lidocaine are used routinely for surface surgery, dental work and cosmetic playground. Patients are unhappy to see needles going through their skin for desensitization, particularly those involve face or dental work. Needle-free injection device can deliver local anesthetics and pain killer conveniently. Over 20 million injections for local anesthetics are performed annually.

Vaccine - Vaccination involving whole range of products is a major healthcare activity. Globally over 1 billion vaccination of different kind is performed annually and it is estimated in the US to be about 20 million per annum. Some vaccines are given subcutaneously, some intramuscularly and some intradermal. Most vaccination (about 90%) is carried out in children. Children are not happy to receive needles for their vaccination. Needle-free injection device will be a darling for vaccination of children.

Cardiovascular - Death due to cardiovascular diseases and stroke today bypasses the death due to cancer. There are approximately 30 million deaths as result of cardiovascular failures in the US. Often oral medications fail to act due to the time which it requires a drug to get from digestive organs to the blood. Injectable medications are clearly the better choice. Healthcare professionals are always worried of self-contamination and other inconveniences. Use of Needle-free injection device for injecting cardiovascular medication is highly appreciated.

Migraine – Migraine, along certain sever pain conditions, are highly common among adult population. A quick injection of anti-migraine drugs or other sorts of pain killers including opiates are often used. Needles are not desirable tools for the patients and these people prefer to use non-injections approach. Once again Needle-free injection device can alleviate the inconveniences of needle while providing similar benefits.

Market

Intended and Current

Retail Pharmacies

Currently, the needle-free injectors are not available for sale to individuals. The pharmacists in various countries do not acknowledge a demand for the product. There appears to be a complete lack of knowledge of these devices at the retail level.

Hospitals

Hospitals contain trained professionals who are expected to handle sharps. The pricing model of the two modalities (needle/injector) will need to be much closer together before hospitals agree to use injectors. The US hospital system lends itself well to new technologies and this offers us a huge opportunity in that country.

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

Cosmetic Applications

There may be opportunities with dermatologists, clinics and other health care professionals that perform plastic and/or other surgeries.

Veterinary Medicine

There are also applications for veterinary medicine. Currently, more robust “backpack” versions of injectors using hoses are used with large animals/herds. A small unit of Needle-free injection device (with another brand name) may be useful in a local veterinarian office. This can be investigated when resources and/or the market warrants the focus.

Conclusions:

●	The needle-free market has advantages;
●	There are specific areas where needle-free holds important advantages;
●	Professional support will be crucial to success;
●	There are many applications for needle-free technology, although each must be investigated and the largest payoff areas will be attempted first.

Unintended Markets:

It appears that there are other groups of patients that may try to use the Needle-free injection device in areas it is not intended for. Chat rooms for bodybuilders discuss various methods of steroid injection and needle-free technology is discussed. As we move into the marketplace we need to be aware that the product may not be used according to manufacturer’s intentions. There may also be applications around tattoo parlors and piercings.

Patient Barriers to Needles

Increasing demand for painless drug delivery will drive the growth of this market. The advent of biologics and biotechnology-based compounds that need to be delivered using specialized delivery systems has also fueled the demand for innovative and effective delivery devices. Needles have one advantage, cost. With increased demand for needle-free technology, new materials discovered and increased production volumes, the costs will drop and that advantage will be lost.

Competition

Around the world, needle-free jet injectors have an established market among diabetic patients. In the United States, more than a dozen needle-free jet injectors have been licensed by the FDA and are on the professionals market. A few of these devices are being used in physicians’ offices. In Europe, needle-free injectors have become very popular with about 50% of insulin users utilizing needle-free jet injectors. Currently, each manufacturer makes its own type of cartridge that holds the vaccine which is attached to the device before injection.

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

Selling features:

●	Light weight around 300 gr;
●	Trustworthy;
●	High technology material;
●	Ergonomic: maneuverable, equilibrated, and allows for intensive effortless use;
●	Esthetic: A modern, highly polished and streamlined device;
●	Efficient: Incorporated reservoir allows for operation in every position;
●	Easy to use: The armament is activated by a simple turn of the lever, and the liquid is flushed by pressing the button on the upper part of the machine.

Conclusions:

●	Price reflects focus on professional market;
●	Specifically designed for professional use.

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

The kit included:

●	Medi-Jector Vision Injector;
●	Injection Supply Start-up Kit - 2 nozzles and 2 vial adapters;
●	Carrying Case;
●	Instruction Manual;
●	Training Video.

Conclusions:

●	Antares focuses on the larger market of needle-free that includes all modes of delivery;
●	They have a successful track record of pharmaceutical collaboration;
●	They have multiple office sites and abilities;
●	They are aggressively pursuing markets both collaboratively and alone.

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

Conclusions:

●	Zogenix is another successful player in this category;
●	Off patent pharmaceuticals seem to get a new life with novel injector technologies;
●	A lot of money can be raised in this area with a strong management team.

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

Conclusions:

●	BioJect has a similar product to us;
●	BioJect are not strong in the pharmaceutical development area;
●	They do not look healthy and can probably be beaten.

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

Conclusions:

●	Injex is expensive both the device and nozzles;
●	Injex has an agreement for Canadian and US distribution;
●	Injex should be an immediate competitor;
●	Injex foray into beauty may hurt/help, further study is needed.

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

Class II products are those which do not need to be injected (the device itself) or inserted into the patient (non-invasive). Often these products are approved and sold throughout the world. The products which we are currently focusing on distributing all belong to Class II. In order to secure the necessary license for these products, we are required to submit all the documentation which will lead to the approval of the products in other countries. In our case, our products are already approved in Europe, Canada, etc. As far as for FDA compliance is concerned, we are required to submit all of the scientific data, results, approval process and certificates of good quality management pursuant to ISO 13485 and ISO 21649-2006. Usually, products which have the ISO accreditation and CE Mark easily obtain FDA approval.

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

Employees

As of April 30, 2015 we had two full time and one part time employees and two consultants, working on our business. We plan (within next twelve months) to hire two new full-time employees and one additional consultant to work for us on marketing, distribution, commercialization of our products.

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

From inception to April 30, 2015, we have incurred aggregate net losses of $1,722,200. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will order products, the size of customers’ orders, the demand for our products, and the level of competition and general economic conditions.

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

Item 2. Properties

We currently rent a warehouse and an assembly space of about 2,500 square feet at 8755 Ash Street, Suite 1, Vancouver, British Columbia, Canada, V6P 6T3. Our office is also in the same location. Effective July 1, 2014, we are required to pay $3,660.47 per month rent. The original term of our lease was for a period of one year. We are currently renting this space month-to-month.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is not traded on any exchange. Our common stock is quoted on the OTC Markets under the trading symbol “ETAH”. We cannot assure you that there will be a market in the future for our common stock.

OTC Market securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Market securities transactions are conducted through a telephone and computer network connecting dealers. OTC Market issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a national or regional stock exchange.

The following table reflects the high and low bid information for our common stock obtained from Stockwatch and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Markets
Quarter Ended	High	Low
April 30, 2015	$0.06	$0.03
January 31, 2015	$0.11	$0.03
October 31, 2014	$0.301	$0.025
July 31, 2014	$0.2999	$0.10
April 30, 2014	$1.17	$0.2021
January 31, 2014	$0.89	$0.65
October 31, 2013	$0.65	$0.55
July 31, 2013	$0.60	$0.55
April 30, 2013	$0.82	$0.50

As of July 29, 2015, there were approximately 21 holders of record of our common stock. As of such date, 66,429,868 common shares were issued and outstanding.

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

The following table summarizes certain information regarding our equity compensation plans as at April 30, 2015:

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

Convertible Securities

As of April 30, 2015, we had outstanding options to purchase 200,000 shares of our common stock exercisable at $0.80.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended April 30, 2015 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended April 30, 2015.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended April 30, 2015.

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended April 30, 2015 and April 30, 2014 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 13 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Purchase of Significant Equipment

We do not intend to buy any significant equipment over the next twelve months.

Personnel Plan

We plan to hire two new full-time employees and one additional consultant to work on marketing, distribution, commercialization and regulatory approvals our products in the next 12 months, if we have sufficient capital.

Results of Operations

For the Year Ending April 30, 2015 and 2014

	Year Ended April 30,
	2015		2014
Revenue		$61,202	$54,536
Cost of goods sold		$21,274	$18,021
Operating expenses		$552,629	$451,061
Loss on settlement of debt	$	Nil	$172,487
Loss on note receivable	$	Nil	$60,000
Net loss		$(507,492)	$(647,033)

Expenses

Our operating expenses for our years ended April 30, 2015 and 2014 are outlined in the table below:

	Year Ended April 30,
	2015		2014
Depreciation	$	Nil		$165
General and administrative		$123,095		$118,302
Professional fees		$65,237		$79,351
Research and Development		$115,498	$	Nil
Salaries		$248,799		$253,243

Our financial statements report a net loss of $507,492 for the twelve month period ended April 30, 2015 compared to a net loss of $647,033 for the twelve month period ended April 30, 2014. Our losses have decreased by $139,541 primarily as a result of a loss on settlement of debt and note receivable in the year ended April 30, 2014. This arose as a result of our company settling debt for shares in 2014.

Operating expenses for year ended April 30, 2015 increased by $101,568 as compared to the comparative period in 2014 primarily as a result of expenses incurred on research and development focusing on needle-free injection device technology.

Revenue

We have earned $131,913 in revenue since our inception on December 10, 2009.

Liquidity and Financial Condition

Working Deficit

	At April 30,	At April 30,
	2015	2014
Current Assets	$955,052	$430,220
Current Liabilities	$1,072,216	$96,152
Working Capital (deficit)	$(117,164)	$334,068

Our total current liabilities as of April 30, 2015 were $1,072,216 as compared to total current liabilities of $96,152 as of April 30, 2014. The increase was primarily due to an increase of $905,010 in amounts owed to related parties. During the year our company received proceeds of $1,210,105 from related parties and made repayments of $272,117. Part of the proceeds received from related parties were used to purchase short-term investments and as at April 30, 2015 our company had short-term investments of $501,838 compared to $Nil as at April 30, 2015.

Cash Flows

	Year Ended April 30,	Year Ended April 30,
	2015	2014
Net Cash Used In Operating Activities	$(391,673)	$(340,881)
Net Cash Used In Investing Activities	$(521,590)	$ Nil
Net Cash Provided by Financing Activities	$937,989	$595,900
Effect of Rates on Cash	$(14,182)	$(7,970)
Increase (Decrease) in Cash During the Period	$10,544	$247,049

Operating Activities

Net cash used in operating activities was $391,673 for the year ended April 30, 2015 compared with net cash used in operating activities of $340,881 in the same period in 2014. The increase in cash used in operating activities is largely due to an increase in research and development costs during the year.

Investing Activities

Net cash used in investing activities was $521,590 for the year ended April 30, 2015 compared to net cash used in investing activities of $Nil in the same period in 2014. The increase is due to the purchase of short-term investments.

Financing Activities

Net cash provided by financing activities was $937,989 for the year ended April 30, 2015 compared to $595,900 in financing activities in the same period in 2014. The increase is a result of $937,988 net proceeds from related parties during 2015.

Anticipated Cash Requirements

We have sufficient funds to complete our development and marketing plans. We do not believe to need to raise any capital to finance our operation.

Future Financings

We believe we do not require any additional financing. We believe with the funds currently o hand and the revenue generated from the sale of our product, it should be sufficient to continue our operation.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

If our operations and cash flow improve, management believes that we can continue to operate well to the future. However, no assurance can be given that management's actions will result in profitable operations or an improvement in our liquidity situation. The threat of our ability to continue as a going concern will cease to exist only when our revenues have reached a level able to sustain our business operations.

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

At April 30, 2015, 1 United States dollar was equal to 1.2064 Canadian dollars (April 30, 2014 - 1.0960). The average rate of exchange for the year ended April 30, 2015 was 1.1503 (April 30, 2014 - 1.06048).

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

Currency Risk

Our company’s operating expenses are primarily incurred in Canadian dollars, and fluctuation of the Canadian dollar in relation to the United States dollar will have an impact upon the profitability of our company and may also have an effect of the value of our company’s. Our company has not entered into any agreements or purchased any instruments to hedge possible currency risk. At April 30, 2015, 1 United States dollar was equal to 1.2064 Canadian dollars.

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

Comprehensive Loss

ASC 22, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at April 30, 2015, our company has items that represent a comprehensive income (loss) and, therefore, have included a schedule of comprehensive income (loss) in the financial statements.

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

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidated”. The guidance eliminates the definition of a development stage entity thereby removing the incremental financial reporting requirements from U.S. GAAP for development stage entities, primarily presentation of inception to date financial information. The provisions of the amendments are effective for annual reporting periods beginning after December 15, 2014, and the interim periods therein. However, early adoption is permitted. Accordingly, we have adopted this standard as of July 31, 2014.

Our company does not expect the adoption of any other recent accounting pronouncements to have a material impact on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Eternity Healthcare, Inc.

Consolidated Financial Statements

Years ended April 30, 2015 and 2014

(Expressed in U.S. Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Eternity Healthcare, Inc.

We have audited the accompanying consolidated balance sheets of Eternity Healthcare, Inc. (the Company) as of April 30, 2015 and 2014 and the related consolidated statements of operations and comprehensive income, stockholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eternity Healthcare, Inc. as of April 30, 2015 and 2014, and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has not yet established an ongoing source of revenues sufficient to cover its operating costs as of April 30, 2015 which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

August 3, 2015

Eternity Healthcare, Inc.

Consolidated Balance Sheets

(Expressed in U.S. Dollars)

	April 30, 2015 $	April 30, 2014 $

Assets
Current assets
Cash and cash equivalents	414,147	403,603
Short-term investments	501,838	-
Accounts receivable	1,166	38
Prepaid expenses	3,000	3,000
GST/HST receivable	1,191	891
Inventory (Note 5)	33,710	22,688

	955,052	430,220
Liabilities
Current liabilities
Accounts payable and accrued liabilities (Note 6)	150,989	89,935
Due to related parties (Note 7)	921,227	6,217
	1,072,216	96,152
Shareholders’ equity (deficiency)
Capital stock (Note 8)

Authorized
300,000,000 common shares, par value $ 0.001
Issued and outstanding
April 30, 2015 - 66,429,868 common shares April 30, 2014 - 66,299,868 common shares	66,430	66,300
Additional paid-in capital	1,539,591	1,500,679
Accumulated other comprehensive loss	(985)	(18,203)
Accumulated deficit	(1,722,200)	(1,214,708)

Total stockholders’ equity (deficit)	(117,164)	334,068

Total liabilities and stockholders’ equity (deficit)	955,052	430,220

The accompanying notes are an integral part of these consolidated financial statements.

Eternity Healthcare, Inc.

Consolidated Statements of Loss and Comprehensive Loss

(Expressed in U.S. Dollars)

	Year ended April 30, 2015 $	Year ended April 30, 2014 $

Sales

Product sales	61,202	54,536

Cost of goods sold	21,274	18,021
Gross profit	39,928	36,515

Expenses
Depreciation	-	165
General and administrative	123,095	118,302
Professional fees	65,237	79,351
Research and development	115,498	-
Salaries	248,799	253,243
	552,629	451,061

Loss from operations	(512,701)	(414,546)

Other items
Loss on settlement of debt	-	(172,487)
Loss on note receivable (Note 11)	-	(60,000)
Other income	5,209	-
	5,209	(232,487)

Net loss for the period	(507,492)	(647,033)

Comprehensive loss
Net loss for the year	(507,492)	(647,033)
Foreign currency translation adjustments	17,218	(18,513)

Comprehensive loss for the year	(490,274)	(665,546)

Comprehensive loss per share - basic and diluted	(0.0074)	(0.0102)

Net loss per share - basic and diluted	(0.0076)	(0.0099)

Weighted average number of common shares Outstanding - basic and diluted	66,373,238	65,465,388

The accompanying notes are an integral part of these consolidated financial statements.

Eternity Healthcare, Inc.

Consolidated Statements of Cash Flows

(Expressed in U.S. Dollars)

	Year ended April 30, 2015 $	Year ended April 30, 2014 $

Operating activities

Net loss income for the year	(507,492)	(647,033)
Items not affecting cash
Depreciation	-	165
Expenses paid on behalf of the Company by related parties	287	328
Fair value of stock options vested	29,942	42,299
Stock issued for services	9,100	-
Loss on settlement of debt	-	172,487
Inventory	(11,387)	(9,409)
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(5,118)	14,279
Accounts payable and accrued liabilities	94,124	85,769
Accounts receivable	(1,129)	234

Net cash used in operating activities	(391,673)	(340,881)

Investing activity
Short-term investments	(521,590)	-
Net cash provided by investing activities	(521,590)	-

Financing activities
Common shares issued for cash	-	500,000
Proceeds from related party payables	1,210,105	95,900
Repayments on related party payables	(272,117)	-

Net cash provided by financing activities	937,989	595,900

Effect of exchange rate changes on cash	(14,182)	(7,970)

Increase (decrease) in cash	10,544	247,049

Cash, beginning of year	403,603	156,554

Cash, end of year	414,147	403,603

The accompanying notes are an integral part of these consolidated financial statements

Eternity Healthcare, Inc.

Consolidated Statements of Stockholders’ Equity (deficit)

(Expressed in U.S. Dollars)

	Number of shares	Amount ($ 0.001 par) $	Additional paid-in capital $	Accumulated OCI $	Accumulated deficit $	Total $

Balance as at April 30, 2013	63,575,000	63,575	(73,816)	310	(567,675)	(577,606)

Common stock issued for cash (Note 8)	1,000,000	1,000	499,000	-	-	500,000
Common stock issued on debt settlement (Note 8)	1,724,868	1,725	1,033,196	-	-	1,034,921
Fair value of options vested	-	-	42,299	-	-	42,299
Currency translation adjustment	-	-	-	(18,513)	-	(18,513)
Net loss for the year ended April 30, 2014	-	-	-	-	(647,033)	(647,033)

Balance as at April 30, 2014	66,299,868	66,300	1,500,679	(18,203)	(1,214,708)	334,068

Common stock issued for services	130,000	130	8,970	-	-	9,100
Fair value of option vested	-	-	29,942	-	-	29,942
Currency translation adjustments	-	-	-	17,218	-	17,218
Net loss for the year ended April 30, 2015	-	-	-	-	(507,492)	(507,492)

Balance as at April 30, 2015	66,429,868	66,430	1,539,591	(985)	(1,722,200)	(117,164)

The accompanying notes are an integral part of these consolidated financial statements

Eternity Healthcare, Inc.

Notes to the Consolidated Financial Statements

April 30, 2015

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

On June 5, 2014 the Company incorporated a wholly owned subsidiary within the state of Arizona, also named Eternity Healthcare, Inc. The Arizona operating Company will take over the operations within the United States from BC Company.

Eternity Healthcare, Inc.

Notes to the Consolidated Financial Statements

April 30, 2015

(Expressed in U.S. Dollars)

1.	Nature and continuance of operations - continued

The Company’s consolidated financial statements as at April 30, 2015 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has net loss of $ 507,492 for the year ended April 30, 2015 (April 30, 2014 - $ 647,033) and has a working capital deficit of $ 117,164 as at April 30, 2015 (April 30, 2014 - $ 334,068 surplus).

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

At April 30, 2015, 1 United States dollar was equal to 1.2064 Canadian dollars (April 30, 2014 - 1.0960). The average rate of exchange for the year ended April 30, 2015 was 1.1503 (April 30, 2014 - 1.06048).

Eternity Healthcare, Inc.

Notes to the Consolidated Financial Statements

April 30, 2015

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

Currency risk

The Company’s operating expenses are primarily incurred in Canadian dollars, and fluctuation of the Canadian dollar in relation to the United States dollar will have an impact upon the profitability of the Company and may also have an effect of the value of the Company’s. The Company has not entered into any agreements or purchased any instruments to hedge possible currency risk. At April 30, 2015 1 United States dollar was equal to 1.2064 Canadian dollars.

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

Eternity Healthcare, Inc.

Notes to the Consolidated Financial Statements

April 30, 2015

(Expressed in U.S. Dollars)

3.	Significant accounting policies - continued

Comprehensive loss

ASC 22, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at April 30, 2015, the Company has items that represent a comprehensive income (loss) and, therefore, has included a schedule of comprehensive income (loss) in the financial statements.

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

Recently enacted account standards

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidated”. The guidance eliminates the definition of a development stage entity thereby removing the incremental financial reporting requirements from U.S. GAAP for development stage entities, primarily presentation of inception to date financial information. The provisions of the amendments are effective for annual reporting periods beginning after December 15, 2014, and the interim periods therein. However, early adoption is permitted. Accordingly, the Company has adopted this standard as of July 31, 2014.

The Company does not expect the adoption of any other recent accounting pronouncements to have a material impact on its financial statements.

4.	Short-term investment

On August 11, 2014 the Company invested $ 600,000 CAD ($ 497,340 USD) in One Year Cashable Guaranteed Investment Certificate (GIC) term deposit. The investment has a one year tem that matures on August 11, 2015 and bears interest at a rate of 1.26% per annum, with anticipated interest of $ 7,560 CAD ($ 6,266 USD) over the term of the investment paid at maturity. The Company has recognized $ 5,427 CAD ($ 4,498 USD) in interest income from the investment through April 20, 2015.

Eternity Healthcare, Inc.

Notes to the Consolidated Financial Statements

April 30, 2015

(Expressed in U.S. Dollars)

5.	Inventory

Inventory consists of needle free injection products that are held for resale. Inventory is stated at the lower of cost or market with cost determined under the weighted average cost method. As of April 30, 2015 and April 30, 2014 inventory consisted of the following:

	April 30,	April 30,
	2015	2014
	$	$

Raw Material	-	-
Work in progress	-	-
Finished goods	33,710	22,688
Reserve for obsolescence	-	-

	33,710	22,688

6.	Accounts payable and accrued liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

7.	Due to related parties and related party transactions

During the fiscal year ended April 30, 2015, the Company received $ 1,210,125 in additional cash loans from related parties of the Company and made repayments to related parties of $ 272,117. Total related party notes payable as of April 30, 2015 were $ 921,227. Effective November 1, 2014, this balance is interest bearing at 5% per year on the principle balance, unsecured and has no fixed terms of repayment. During the year ended April 30, 2015, the Company recorded interest expense of $ 28,629 with regard to the outstanding related party loans.

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

Eternity Healthcare, Inc.

Notes to the Consolidated Financial Statements

April 30, 2015

(Expressed in U.S. Dollars)

8.	Capital stock - continued

On August 26, 2014 the Company completed an agreement with existing shareholders to exchange outstanding loans to related parties for common shares at a rate of 1 common share per $ 0.50 of debt. The total number of shares issued under this agreement was 1,724,868 to settle amounts due to related parties of $ 862,434, causing a loss on settlement of debt of $ 172,487. Additionally, the Company completed a non-brokered private placement for 1,000,000 common shares at a price of $500,000.

On October 6, 2014 the Company issued 130,000 common shares of the Company with a value of $ 91,000 for investor relations and business services.

9.	Stock options

During the fiscal year ended April 30, 2013, the Company granted 200,000 stock options for services. The fair value of the stock options granted were estimated on the date granted using the Black-Scholes pricing model, with the following assumptions used for the valuation: exercise price of $0.55 per share, average risk-free interest rate of 0.79%, expected dividend yield of zero, expected lives of five years and an average expected volatility of 2.99%. During the fiscal year ended April 30, 2015 and 2014, the Company recognized expense of $ 29,942 and $ 35,542 related to options that vested, respectively

We recognize stock-based compensation expense (net of an estimated forfeiture rate) for those awards which are expected to vest on a straight-line basis over the requisite service period. We estimate the forfeiture rate based on our historical experience and expectations about future forfeitures. As of April 30, 2015 and 2014, the total remaining unrecognized compensation cost related to non-vested stock options, net of expected forfeitures, was $ Nil and $ 23,071, respectively.

A summary of the status of the Company’s stock options and warrants as of April 30, 2015 and changes during the periods ended April 30, 2015 and 2014 is presented below:

Number of
shares

Balance of stock options and warrants at April 30, 2013	200,000
Exercisable at April 30, 2013	29,040
Warrants and options granted	-
Exercised, forfeited or expired	-

Balance of stock options and warrants at April 30, 2014	200,000
Exercisable at April 30, 2014	129,040
Warrants and options granted	-
Exercised, forfeited or expired	-

Balance of stock option and warrants at April 30, 2015	200,000
Exercisable at April 30, 2015	200,000
Warrants and options granted	-
Exercised, forfeited or expired	-

Eternity Healthcare, Inc.

Notes to the Consolidated Financial Statements

April 30, 2015

(Expressed in U.S. Dollars)

9.	Stock options - continued

The following table summarizes information about the stock options and warrants as of April 30, 2015:

	Option and warrants			Options and warrants
	outstanding			exercisable
		Weighted	Weighted		Weighted
		average	average		average
Exercise		remaining	exercise		exercise
prices	Number	contractual	price	Number	price
$	outstanding	life (in years)	$	exercisable	$

0.82	200,000	2.96	0.80	200,000	0.80

The following table summarizes information about the stock options and warrants as of April 30, 2014:

	Option and warrants			Options and warrants
	outstanding			exercisable
		Weighted	Weighted		Weighted
		average	average		average
Exercise		remaining	exercise		exercise
prices	Number	contractual	price	Number	price
$	outstanding	life (in years)	$	exercisable	$

0.80	200,000	3.71	0.80	129,040	0.80

10.	Income taxes

The Company has losses carried forward for income tax purposes to April 30, 2015. There are no current or deferred tax expenses for the year ended April 30, 2015 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provisions for refundable federal income tax consist of the following:

	April 30,	April 30,
	2015	2014
	$	$

Deferred tax assets attributable to:
Current operations	167,733	161,125
Non-deductible items	12,440	10,575
Change in tax rates	(19)	4,395
Change in valuation allowance	(180,154)	(176,095)

Net refundable amount	-	-

Eternity Healthcare, Inc.

Notes to the Consolidated Financial Statements

April 30, 2015

(Expressed in U.S. Dollars)

10.	Income taxes - continued

The composition of the company’s deferred tax assets as at April 30, 2015 and April 30, 2014 is as follows:

	April 30,	April 30,
	2015	2014
	$	$

Net operating loss carryforward	469,996	300,591
Equipment	157	172
Less: Valuation allowance	(470,153)	(300,763)

	-	-

11.	Subsequent events

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2015 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of April 30, 2015, our company determined that there were control deficiencies that constituted material weaknesses, as described below:

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

Sadler, Gibb & Associates, LLC, our independent registered public auditor, was not required to and has not issued an attestation report concerning the effectiveness of our internal control over financial reporting as of April 30, 2015 pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this annual report.

Changes in Internal Controls

During the period ended April 30, 2015, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Hassan Salari	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director	61	March 16, 2010
Bin Huang	Director	57	January 15, 2013
Dominique F. Borrelly	Director	55	January 18, 2013

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

Hassan Salari – President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director

Hassan Salari has acted as a director of our company on March 16, 2010. He was subsequently appointed as president and chief executive officer on July 26, 2012 and as chief financial officer, treasurer and secretary on January 15, 2013. Hassan Salari is an entrepreneur and scientist. Dr. Salari has over 30 years’ experience in the biotechnology field, specializing in highly sophisticated research and drug development programs and business development.

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

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended April 30, 2015, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Dominique F. Borrelly (1)	1	1	0

(1)	the insider was late filing a Form 4, Statement of Changes in Beneficial Ownership.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended April 30, 2015 and 2014; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended April 30, 2015 and 2014, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Hassan Salari(1) President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director	2015 2014	173,000 120,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	173,000 120,000

(1)	Dr. Hassan Salari was appointed as a director of our company on March 16, 2010 and as president and chief executive officer on July 26, 2012 and as chief financial officer, treasurer and secretary on January 15, 2013.

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

2014 Grants of Plan-Based Awards

During our fiscal year ended April 30, 2015 there were no grants of plan based awards to our named officers or directors.

Outstanding Equity Awards at Fiscal Year End

The particulars of unexercised options, stock that have not vested and equity incentive plan awards for our named executive officers are set out in the following table:

	Options Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Stock Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Bin Huang	100,000	Nil	-	0.80	January 15, 2018	-	-	-	-
Dominique F. Borrelly	100,000	Nil	-	0.80	January 18, 2018	-	-	-	-

Option Exercises and Stock Vested

During our fiscal year ended April 30, 2015 there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

The following table sets forth a summary of the compensation paid to our non-employee directors in 2015:

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Bin Huang (1)	Nil	Nil	15,026	Nil	Nil	Nil	15,026
Dominique F. Borrelly (2)	Nil	Nil	14,916	Nil	Nil	Nil	14,916

(1)	Bin Huang was appointed as a director of our company on January 15, 2013.

(2)	Dominique F. Borrelly was appointed as a director of our company on January 18, 2013.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of July 29, 2015, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class
Hassan Salari 1517 West 58 Avenue Vancouver BC V6P 6T3	34,771,588 Common	52.34%
Bin Huang 1199 Seymour Street, Suite 2407 Vancouver, BC V6B 1K3	75,000 Common (2)	*
Dominique F. Borrelly 1393 - 161B Street Surrey, BC V4A 7L7	155,000 Common (2)	*

Directors and Executive Officers as a Group	35,001,588 Common	52.57%

Francine Salari 1517 West 58 Avenue Vancouver BC V6P 6T3	19,000,005 Common	28.60%

Other Shareholders	19,000,005 Common	28.60%

*	Less than 1%.

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on July 29, 2015. As of July 29, 2015, there were 66,429,868 shares of our company’s common stock issued and outstanding.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended April 30, 2015, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

On December 13, 2010, pursuant to the closing of the Share Exchange, we issued 30,000,000 shares of our common stock to Hassan Salari, a director and officer, and 30,000,000 shares to Francine Salari, our former president, chief executive officer and director.

As at April 30, 2015, $921,227 is payable to a related party of our company related to operating expenses paid on behalf of our company (April 30, 2014 –$6,217). This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended April 30, 2015 and for the fiscal year ended April 30, 2014 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	April 30, 2015 $	April 30, 2014 $
Audit Fees	12,500	10,750
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	12,500	10,750

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

ETERNITY HEALTHCARE INC.
(Registrant)

Dated: August 4, 2015	/s/ Hassan Salari
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

Dated: August 4, 2015	/s/ Hassan Salari
Hassan Salari
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated: August 4, 2015	/s/ Bin Huang
Bin Huang
Director

Dated: August 4, 2015	/s/ Dominique F. Borrelly
Dominique F. Borrelly
Director

