Form 10-Q
period 2015-07-31
ETERNITY HEALTHCARE INC.
filed 2015-09-09
CIK 1437822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015

or

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

66,429,868 common shares issued and outstanding as of September 9, 2015.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited interim consolidated financial statements of Eternity Healthcare Inc. for the three month period ended July 31, 2015 are included with this Quarterly Report on Form 10-Q.

3

Eternity Healthcare Inc.

Consolidated Financial Statements

For the three months ended July 31, 2015

(Expressed in U.S. Dollars)

Eternity Healthcare Inc.

Consolidated Balance Sheet

(Expressed in U.S. Dollars)

	July 31, 2015 $	April 30, 2015 $
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	436,917	414,147
Short-term investments	464,305	501,838
Accounts receivable	1,311	1,166
Prepaid expenses	6,590	3,000
GST/HST receivable	1,025	1,191
Inventory (Note 6)	30,853	33,710

Total assets	941,001	955,052

Liabilities
Current liabilities
Accounts payable and accrued liabilities	143,161	150,989
Due to related parties (Note 7)	968,129	921,227
	1,111,290	1,072,216
Shareholders’ equity (deficit)
Capital stock (Note 8)

Authorized
300,000,000 common shares, par value $ 0.001
Issued and outstanding
July 31, 2015 – 66,429,868 common shares April 30, 2015 – 66,429,868 common shares	66,430	66,430
Additional paid-in capital	1,539,591	1,539,591
Accumulated other comprehensive gain (loss)	24,922	(985)
Accumulated deficit	(1,801,232)	(1,722,200)

Total stockholders’ (deficit)	(170,289)	(117,164)

Total liabilities and stockholders’ equity (deficit)	941,001	955,052

The accompanying notes are an integral part of these consolidated financial statements.

Eternity Healthcare Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. Dollars)

(Unaudited)

	For the three	For the three
	months ended	months ended
	July 31, 2015	July 31, 2014
	$	$
Sales
Product sales	6,294	17,359
Cost of goods sold	2,595	5,648
	3,699	11,711

Expenses
General and administrative	27,416	34,763
Professional fees	3,977	16,813
Salaries	40,922	83,445
	72,315	135,021

Other items
Interest expense	(11,957)	-
Interest income	1,541	-
	(10,416)	-

Net loss for the period	(79,032)	(123,310)

Comprehensive loss
Net loss for the period	(79,032)	(123,310)
Foreign currency translation adjustments	25,907	37

Comprehensive loss for the period	(53,125)	(123,273)

Loss per share - basic and diluted	(0.001)	(0.002)

Net loss per share - basic and diluted	(0.001)	(0.002)

Weighted average number of common shares
Outstanding - basic and diluted	66,429,868	66,299,868

The accompanying notes are an integral part of these consolidated financial statements.

Eternity Healthcare Inc.

Consolidated Statements of Cash Flows

(Expressed in U.S. Dollars)

(Unaudited)

	For the three months ended July 31, 2015 $	For the three months ended July 31, 2014 $
Operating activities

Net loss for the period	(79,032)	(123,310)
Items not affecting cash
Expenses paid on behalf of the Company by related parties	-	156
Stock options issued for services	-	10,637
Changes in operating assets and liabilities
Inventory	2,664	5,882
Prepaid expenses	(3,712)	(26,212)
Accounts payable and accrued liabilities	4,036	39,720
Accounts receivable	(1,680)	(256)
Accrued interest – related party	11,957	-
GST/HST receivable	77	(70)

Net cash used in operating activities	(65,690)	(93,453)

Investing activities
Net cash provided by investing activities	-	-

Financing activities
Proceeds from related party payables	136,339	517,532
Repayments on related party payables	(24,060)	(5,777)

Net cash provided by financing activities	112,279	511,755

Effect of exchange rate changes on cash	(23,819)	(3,356)

Increase (decrease) in cash	22,770	414,946

Cash, beginning of period	414,147	403,603

Cash, end of period	436,917	818,549

The accompanying notes are an integral part of these consolidated financial statements

Eternity Healthcare Inc.

Notes to the Consolidated Financial Statements

July 31, 2015

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

The Share Exchange Agreement, which represents a majority of the then-issued and outstanding shares of the Company, constituted a change in control of the Company. The acquisition of Eternity BC was accounted for as a reverse acquisition in accordance with Accounting Standards Codification (“ASC”) 805-40, “Business Combinations”. The Company determined for accounting and reporting purposes that Eternity BC is the acquirer because of the significant holdings and influence of the control group of the Company before and after the acquisition. As a result of the transaction, Eternity BC shareholders own approximately 94.4% of issued and outstanding common stock of the Company on a diluted basis.

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

On June 5, 2014 the Company incorporated a wholly owned subsidiary within the state of Arizona, also named Eternity Healthcare, Inc. The Arizona operating Company will take over operations within the United States from Eternity BC.

2.	Condensed financial statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, result of operations, and cash flows at July 31, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2015 audited financial statements. The results of operations for the period ended July 31, 2015 and 2014 are not necessarily indicative of the operating results for the full year.

Eternity Healthcare Inc.

Notes to the Consolidated Financial Statements

July 31, 2015

(Expressed in U.S. Dollars)

(Unaudited)

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

The Company’s consolidated financial statements as at July 31, 2015 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has net loss of $ 79,032 for the three months ended July 31, 2015 (July 31, 2014 - $ 123,310) and has a working capital deficit of $ 170,289 as at July 31, 2015 (April 30, 2015 - $ 117,164).

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

Eternity Healthcare Inc.

Notes to the Consolidated Financial Statements

July 31, 2015

(Expressed in U.S. Dollars)

(Unaudited)

4.	Significant accounting policies - continued

Financial instruments

Fair value

The carrying value of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and due to related parties approximate their fair values because of the short-term maturity of these financial instruments.

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

Currency risk

The Company’s operating expenses are primarily incurred in Canadian dollars, and fluctuation of the Canadian dollar in relation to the United States dollar will have an impact upon the profitability of the Company and may also have an effect of the value of the Company’s. The Company has not entered into any agreements or purchased any instruments to hedge possible currency risk. At July 31, 2015 1 United States dollar was equal to 1.3080 Canadian dollars.

Basic and diluted net income (loss) per share

The Company computes net income (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Basic and diluted earnings per share are the same as there were no dilutive instruments for the three months ended July 31, 2015 and July 31 2014.

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

Eternity Healthcare Inc.

Notes to the Consolidated Financial Statements

July 31, 2015

(Expressed in U.S. Dollars)

(Unaudited)

4.	Significant accounting policies - continued

Comprehensive loss

ASC 22, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at July 31, 2015, the Company has items that represent a comprehensive income (loss) and, therefore, has included a schedule of comprehensive income (loss) in the financial statements.

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

Recently Enacted Accounting Standards

Our company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

5.	Short-term investment

On August 11, 2014 the Company invested $600,000 CAD in a One Year Cashable Guaranteed Investment Certificate (GIC) term deposit. The investment has a one year term that matures on August 11, 2015 and bears interest at a rate of 1.26% per annum, with anticipated interest of $7,560 CAD over the term of the investment paid at maturity. The Company has recognized $7,332 CAD in interest income from the investment through July 31, 2015.

Eternity Healthcare Inc.

Notes to the Consolidated Financial Statements

July 31, 2015

(Expressed in U.S. Dollars)

(Unaudited)

6.	Inventory

Inventory consists of needle free injection products that are held for resale. Inventory is stated at the lower of cost or market with cost determined under the weighted average cost method. As of July 31, 2015 and April 30, 2015 inventory consisted of the following:

	July 31,	April 30,
	2015	2015
	$	$

Raw Material	-	-
Work in progress	-	-
Finished goods	30,853	33,710
Reserve for obsolescence	-	-
	30,853	33,710

7.	Due to related parties and related party transactions

During the three months ended July 31, 2015, the Company received an additional $ 112,279 in cash loans net of $ 24,060 in repayments from related parties of the Company. Total related party notes payable as of July 31, 2015 were $ 968,129. This balance is interest bearing at 5% per year on the principle balance, unsecured and has no fixed terms of repayment. During the three months ended July 31, 2015, the Company recorded interest expense of $ 11,957 with regard to the outstanding related party loans.

8.	Capital stock

Authorized

The total authorized capital is 300,000,000 common shares with a par value of $ 0.001 per common share.

9.	Stock options

During the fiscal year ended April 30, 2013, the Company granted 200,000 stock options for services. The fair value of the stock options granted were estimated on the date granted using the Black-Scholes pricing model, with the following assumptions used for the valuation: exercise price of $0.55 per share, average risk-free interest rate of 0.79%, expected dividend yield of zero, expected lives of five years and an average expected volatility of 2.99%. During the three months ended July 31, 2015 and 2014, the Company recognized expense of nil and $ 10,637 related to options that vested, respectively. No compensation expense has been recognized at July 31, 2015.

During the three-month period ended July 31, 2015, the Company issued no new stock options.

Eternity Healthcare Inc.

Notes to the Consolidated Financial Statements

July 31, 2015

(Expressed in U.S. Dollars)

(Unaudited)

9.	Stock options - continued

A summary of the status of the Company’s stock options and warrants as of July 31, 2015 is presented below:

Number of
Shares

Balance of stock options and warrants as at April 30, 2014	200,000
Warrants and options granted	-
Exercised, forfeited or expired	-
Outstanding at July 31, 2015	200,000
Exercisable at July 31, 2015	200,000

The following table summarizes information about the stock options and warrants as of July 31, 2015:

	Options and Warrants Outstanding			Options and Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life(in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.82	200,000	2.46	$0.80	200,000	$0.80

10.	Subsequent events

In accordance with ASC 855, the Company’s management has evaluated the subsequent events through the date the financial statements were issued and has found no subsequent events to report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q and other reports filed by our company from time to time with the United States Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements (collectively the “Filings”) and information that are based upon beliefs of, and information currently available to, our company’s management as well as estimates and assumptions made our company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to our company or our company’s management identify forward-looking statements. Such statements reflect the current view of our company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of our company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2015, filed with the SEC, relating to our company’s industry, our company’s operations and plan of operations, and any businesses that our company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

On December 13, 2010 we entered into and completed a share exchange agreement with Eternity Healthcare Inc., a British Columbia corporation, wherein we acquired Eternity BC as our wholly owned subsidiary and abandoned our former business to focus on the operations of Eternity BC.

On June 5, 2014, we incorporated a wholly owned subsidiary, Eternity Healthcare, Inc., an Arizona corporation. The Arizona operating company will take over operations within the United States from Eternity BC.

Our Current Business

We are a medical device company that, subject to government approval, plans to manufacture and market medical devices. Our first product marketed throughout the world was a needle-free injection system. The products marketed at present and those that we hope to market in the future differ from other current offerings by allowing ordinary people to perform injection of medication without the need for professionals.

On June 25, 2012, we entered into a marketing agreement to sell a device from Mika Medical Company of South Korea that does not require a needle for injection of medicine to the body. They provided us with the exclusive rights for this device throughout North America, Germany, France and Spain and non-exclusive rights for the world market. In 2015, we decided to bring our own needle-free injection device with superior technology and decided to market both products. We are currently the non-exclusive marketer of the Korean product.

Results of Operations for the Three Months Ended July 31, 2015 and 2014

The following summary of our results of operations should be read in conjunction with our unaudited interim consolidated financial statements for the quarter ended July 31, 2015 which are included herein.

Our operating results for the three month periods ended July 31, 2015 and 2014 and the changes between those periods for the respective items are summarized as follows:

	Three Month Period Ended July 31, 2015	Three Month Period Ended July 31, 2014	Change Between Three Month Periods Ended July 31, 2014 and July 31, 2015
Sales	$6,294	$17,359	$(11,065)
Cost of goods sold	$2,595	$5,648	$(3,053)
Operating expenses	$72,324	$135,021	$(62,697)
Net loss	$(79,032)	$(123,310)	$44,278

Our expenses decreased during the three month period ended July 31, 2015 compared to the same period in 2014. Expenses decreased primarily as a result of a decrease in salaries.

Revenues

We have earned net revenues of $6,294 for the period ended July 31, 2015 compared with $17,359 for the period ended July 31, 2014. We have incurred $72,324 in operating expenses for the period ended July 31, 2015 compared with $135,021 for the period ended July 31, 2014.

Expenses

Our expenses for the three months ended July 31, 2015 and 2014 are outlined in the table below:

	Three Month Period Ended July 31, 2015	Three Month Period Ended July 31, 2014
General and administrative	$27,425	$34,763
Professional fees	$3,977	$16,813
Salaries	$40,922	$83,445

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

Liquidity and Financial Condition

Working Capital

	At July 31, 2015 ($)	At April 30, 2015 ($)
Current Assets	$941,001	$955,052
Current Liabilities	$1,111,290	$1,072,216
Working Capital	$(170,289)	$(117,164)

Cash Flows

	Three Month Period Ended July 31, 2015 ($)		Three Month Period Ended July 31, 2014 ($)
Cash Flows used in Operating Activities		$(65,690)		$(93,453)
Cash Flows used in Investing Activities	$	Nil	$	Nil
Cash Flows provided by Financing Activities		$112,279		$511,755
Effect of Exchange Rate Changes on Cash		$(23,819)		$(3,356)
Net Increase (Decrease) in Cash During Period		$22,770		$414,946

As of July 31, 2015, our total assets were $941,001 and our total liabilities were $1,111,290 and we had a working capital deficit of $170,289. Our unaudited financial statements report a net loss of $79,032 for the three months ended July 31, 2015 compared to a net loss of $123,310 for the same period in 2014.

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

Anticipated Cash Requirements

We have sufficient funds to complete our development and marketing plans. We do not believe that we need to raise any capital to finance our operation.

Going Concern

The interim consolidated financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of July 31, 2015, our company has an accumulated deficit of $1,801,232. These interim consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

Our interim consolidated financial statements contain additional note disclosures describing the circumstances related to the uncertainty of our ability to continue as a going concern.

The continuation of our business is dependent upon us raising additional capital. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Currency Risk

Our company’s operating expenses are primarily incurred in Canadian dollars, and fluctuation of the Canadian dollar in relation to the United States dollar will have an impact upon the profitability of our company and may also have an effect of the value of our company’s. Our company has not entered into any agreements or purchased any instruments to hedge possible currency risk. At July 31, 2015 1 United States dollar was equal to 1.0904 Canadian dollars.

Basic and diluted net income (loss) per share

Our company computes net income (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Basic and diluted earnings per share are the same as there were no dilutive instruments for the three months ended July 31, 2015 and July 31 2014.

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

Comprehensive loss

ASC 22, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at July 31, 2015, our company has items that represent a comprehensive income (loss) and, therefore, has included a schedule of comprehensive income (loss) in the financial statements.

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

As of the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report due to the material weaknesses in our internal controls over financial reporting identified in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on August 4, 2015.

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

ETERNITY HEALTHCARE INC.

Date: September 9, 2015	/s/ Hassan Salari
Hassan Salari
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

