Form 10-Q
period 2015-10-31
ETERNITY HEALTHCARE INC.
filed 2015-12-08
CIK 1437822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

or

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

66,429,868 common shares issued and outstanding as of December 3, 2015.

2

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

The following unaudited interim consolidated financial statements of Eternity Healthcare Inc. for the six month period ended October 31, 2015 are included with this Quarterly Report on Form 10-Q.

3

Eternity Healthcare Inc.

Consolidated Financial Statements

For the six months ended October 31, 2015

(Expressed in U.S. Dollars)

Eternity Healthcare Inc.

Consolidated Balance Sheet

(Expressed in U.S. Dollars)

	October 31,	April 30,
	2015	2015
	$	$
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	561,106	414,147
Short-term investments (Note 5)	459,265	501,838
Accounts receivable	-	1,166
Prepaid expenses	4,890	3,000
GST/HST receivable	1,100	1,191
Inventory (Note 6)	23,928	33,710

Total assets	1,050,289	955,052

Liabilities
Current liabilities
Accounts payable and accrued liabilities	144,856	150,989
Due to related parties (Note 7)	1,176,975	921,227
	1,321,831	1,072,216

Shareholders’ equity (deficit)
Capital stock (Note 8)

Authorized
300,000,000 common shares, par value $ 0.001
Issued and outstanding
October 31, 2015 – 66,429,868 common shares
April 30, 2015 – 66,429,868 common shares	66,430	66,430
Additional paid-in capital	1,539,591	1,539,591
Accumulated other comprehensive gain (loss)	24,838	(985)
Accumulated deficit	(1,902,401)	(1,722,200)

Total stockholders’ (deficit)	(271,542)	(117,164)

Total liabilities and stockholders’ equity (deficit)	1,050,289	955,052

The accompanying notes are an integral part of these consolidated financial statements.

Eternity Healthcare Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. Dollars)

(Unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	October 31, 2015	October 31, 2014	October 31, 2015	October 31, 2014
	$	$	$	$

Sales
Product sales	25,394	26,129	31,688	43,488
Cost of goods sold	10,290	9,634	12,885	15,282
Gross margin	15,104	16,495	18,803	28,206

Operating Expenses
General and administrative	23,879	24,724	51,295	59,487
Professional fees	14,395	19,079	18,372	35,892
Research and development	33,050	7,400	33,050	7,400
Salaries	33,285	93,644	74,207	177,089
Total operating expenses	104,609	144,847	176,924	279,868

Net loss from operations	(89,505)	(128,352)	(158,121)	(251,662)

Other income/(expenses)
Interest expense	(12,456)	-	(24,413)	-
Interest income	792	1,544	2,333	1,564
	(11,664)	1,544	(22,080)	1,564

Net loss for the period	(101,169)	(126,808)	(180,201)	(250,098)

Comprehensive loss
Net loss for the period	(101,169)	(126,808)	(180,201)	(250,098)
Foreign currency translation adjustments	(84)	6,056	25,823	6,093

Comprehensive loss for the period	(101,253)	(120,752)	(154,378)	(244,005)

Comprehensive loss per share - basic and diluted	(0.002)	(0.002)	(0.002)	(0.004)

Net loss per share - basic and diluted	(0.002)	(0.002)	(0.003)	(0.004)

Weighted average number of common shares Outstanding - basic and diluted	66,429,868	66,335,194	66,429,868	66,317,531

The accompanying notes are an integral part of these consolidated financial statements.

Eternity Healthcare Inc.

Consolidated Statements of Cash Flows

(Expressed in U.S. Dollars)

(Unaudited)

	For the six	For the six
	months ended	months ended
	October 31, 2015	October 31, 2014
	$	$

Operating activities
Net loss for the period	(180,201)	(250,098)
Items not affecting cash
Expenses paid on behalf of the Company by related parties	-	209
Stock options issued for services	-	21,273
Shares issued for services	-	9,100
Changes in operating assets and liabilities
Inventory	8,721	(10,651)
Prepaid expenses	(1,917)	-
Accounts payable and accrued liabilities	5,564	79,793
Accounts receivable	4,763	(1,497)
Accrued interest – related party	24,413	-
GST/HST receivable	(2)	(1,021)

Net cash used in operating activities	(138,659)	(152,892)

Investing activities
Short-term investments	-	(548,723)

Net cash used in investing activities	-	(548,723)

Financing activities
Proceeds from related party payables	434,568	773,385
Repayments on related party payables	(124,831)	(5,889)

Net cash provided by financing activities	309,737	767,496

Effect of exchange rate changes on cash	(24,119)	(4,835)

Increase in cash	146,959	61,046

Cash, beginning of period	414,147	403,603

Cash, end of period	561,106	464,649

The accompanying notes are an integral part of these consolidated financial statements.

Eternity Healthcare Inc.

Notes to the Consolidated Financial Statements

October 31, 2015

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

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, result of operations, and cash flows at October 31, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2015 audited financial statements. The results of operations for the period ended October 31, 2015 and 2014 are not necessarily indicative of the operating results for the full year.

Eternity Healthcare Inc.

Notes to the Consolidated Financial Statements

October 31, 2015

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

The Company’s consolidated financial statements as at October 31, 2015 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has net loss of $ 180,201 for the six months ended October 31, 2015 (October 31, 2014 - $ 250,098) and has a working capital deficit of $ 271,542 as at October 31, 2015 (April 30, 2015 - $ 117,164).

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

Revenue recognition

The Company recognizes revenue from the sale of its needle-free injection system. Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred and title has passed, (iii) the price is fixed or determinable, and (iv) collectability is reasonably assured. Revenue from sales transactions where the buyer has the right to return the product is recognized at the time of sale if (a) the Company’s price to the buyer is substantially fixed or determinable at the time of sale, (b) the buyer has paid the Company, or the buyer is obligated to pay the Company, and the obligation is not contingent on resale of the product, (c) the buyer’s obligation to the Company would not be changed in the event of theft or physical destruction or damage of the product, (d) the buyer acquiring the product for resale has economic substance apart from that provided by the Company, and (e) the Company does not have significant obligations for future performance to directly bring about resale of the product by the buyer.

Eternity Healthcare Inc.

Notes to the Consolidated Financial Statements

October 31, 2015

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

Currency risk

The Company’s operating expenses are primarily incurred in Canadian dollars, and fluctuation of the Canadian dollar in relation to the United States dollar will have an impact upon the profitability of the Company and may also have an effect of the value of the Company’s. The Company has not entered into any agreements or purchased any instruments to hedge possible currency risk. At October 31, 2015 1 United States dollar was equal to 1.3083 Canadian dollars.

Basic and diluted net income (loss) per share

The Company computes net income (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at October 31, 2015 there were outstanding stock options totaling 200,000 common shares (Note 9).

Eternity Healthcare Inc.

Notes to the Consolidated Financial Statements

October 31, 2015

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

Comprehensive loss

ASC 22, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at October 31, 2015, the Company has items that represent a comprehensive income (loss) and, therefore, has included a schedule of comprehensive income (loss) in the financial statements.

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

Eternity Healthcare Inc.

Notes to the Consolidated Financial Statements

October 31, 2015

(Expressed in U.S. Dollars)
(Unaudited)

5.	Short-term investment

On August 11, 2014 the Company invested $600,000 CAD in a One Year Cashable Guaranteed Investment Certificate (GIC) term deposit. The investment had a one year term that matured on August 11, 2015 and bore interest at a rate of 1.26% per annum. Interest received in respect of this investment was $7,560 CAD. On August 18, 2015 the Company reinvested the $600,000 CAD principal in a One Year Cashable Guaranteed Investment Certificate (GIC) term deposit. The investment has a one year term that matures on August 18, 2016 and bears interest at a rate of 0.672%. The expected interest in respect of this investment is $4,032 CAD. The Company has recognized $2,951 CAD in interest income from these investments through October 31, 2015.

6.	Inventory

Inventory consists of needle free injection products that are held for resale. Inventory is stated at the lower of cost or market with cost determined under the weighted average cost method. As of October 31, 2015 and April 30, 2015 inventory consisted of the following:

	October 31,	April 30,
	2015	2015
	$	$

Raw Material	-	-
Work in progress	-	-
Finished goods	23,928	33,710
Reserve for obsolescence	-	-

	23,928	33,710

7.	Due to related parties and related party transactions

During the six months ended October 31, 2015, the Company received an additional net amount of $ 309,738 in cash loans from related parties of the Company. Total related party notes payable as of October 31, 2015 were $ 1,176,975. This balance is interest bearing at 5% per year on the principle balance, unsecured and has no fixed terms of repayment. During the six months ended October 31, 2015, the Company recorded interest expense of $ 24,413 with regard to the outstanding related party loans.

8.	Capital stock

Authorized

The total authorized capital is 300,000,000 common shares with a par value of $ 0.001 per common share. During the six-month period ended October 31, 2015, the Company issued no new common stock.

Eternity Healthcare Inc.

Notes to the Consolidated Financial Statements

October 31, 2015

(Expressed in U.S. Dollars)
(Unaudited)

9.	Stock options

During the fiscal year ended April 30, 2013, the Company granted 200,000 stock options for services. The fair value of the stock options granted were estimated on the date granted using the Black-Scholes pricing model, with the following assumptions used for the valuation: exercise price of $0.55 per share, average risk-free interest rate of 0.79%, expected dividend yield of zero, expected lives of five years and an average expected volatility of 2.99%. During the six months ended October 31, 2015 and 2014, the Company recognized expense of nil and $ 21,273 related to options that vested, respectively.

During the six-month period ended October 31, 2015, the Company issued no new stock options.

A summary of the status of the Company’s stock options and warrants as of October 31, 2015 is presented below:

Number of Shares

Balance of stock options and warrants as at April 30, 2015	200,000
Warrants and options granted	-
Exercised, forfeited or expired	-
Outstanding at October 31, 2015	200,000
Exercisable at October 31, 2015	200,000

The following table summarizes information about the stock options and warrants as of October 31, 2015:

	Options and Warrants Outstanding			Options and Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life(in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.80	200,000	2.21	$0.80	200,000	$0.80

10.	Subsequent events

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

Results of Operations for the Three and Six Months Ended October 31, 2015 and 2014

The following summary of our results of operations should be read in conjunction with our unaudited interim consolidated financial statements for the quarter ended October 31, 2015 which are included herein.

Our operating results for the three and six month periods ended October 31, 2015 and 2014 and the changes between those periods for the respective items are summarized as follows:

	Three Month Period Ended October 31, 2015	Three Month Period Ended October 31, 2014	Change Between Three Month Periods Ended October 31, 2014 and October 31, 2015
Product Sales	$25,394	$26,129	$(735)

Cost of goods sold	$10,290	$9,634	$656
Operating expenses	$104,609	$144,847	$(40,238)
Total other income/(expenses)	$(11,664)	$1,544	$(13,208)
Net loss	$(101,169)	$(126,808)	$25,639

Our expenses decreased during the three month period ended October 31, 2015 compared to the same period in 2014 primarily as a result of a decrease in salaries which was offset by an increase in research and development.

	Six Month Period Ended October 31, 2015	Six Month Period Ended October 31, 2014	Change Between Six Month Periods Ended October 31, 2014 and October 31, 2015
Product Sales	$31,688	$43,488	$(11,800)

Cost of goods sold	$12,885	$15,282	$(2,397)
Operating expenses	$176,924	$279,868	$(102,944)
Total other (income) expenses	$(22,080)	$1,564	$(23,644)
Net loss	$(180,201)	$(250,098)	$69,897

Our expenses decreased during the six month period ended October 31, 2015 compared to the same period in 2014 primarily as a result of a decrease in salaries and professional fees.

Revenues

We have earned net revenues of $31,688 for the period ended October 31, 2015 compared with $43,488 for the period ended October 31, 2014. We have incurred $176,924 in operating expenses for the period ended October 31, 2015 compared with $279,868 for the period ended October 31, 2014.

Expenses

Our expenses for the three and six months ended October 31, 2015 and 2014 are outlined in the table below:

	Three Month Period Ended October 31, 2015	Three Month Period Ended October 31, 2014	Six Month Period Ended October 31, 2015	Six Month Period Ended October 31, 2014
General and administrative	$23,879	$24,724	$51,295	$59,487
Professional fees	$14,395	$19,079	$18,372	$35,892
Research and development	$33,050	$7,400	$33,050	$7,400
Salaries	$33,285	$93,644	$74,207	$177,089

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

Liquidity and Financial Condition

Working Capital

	At October 31, 2015 ($)	At April 30, 2015 ($)
Current Assets	$1,050,289	$955,052
Current Liabilities	$1,321,831	$1,072,216
Working Capital	$(271,542)	$(117,164)

Cash Flows

	Six Month Period Ended October 31, 2015 ($)		Six Month Period Ended October 31, 2014 ($)
Cash Flows used in Operating Activities		$(138,659)	$(152,892)
Cash Flows used in Investing Activities	$	Nil	$(548,723)
Cash Flows provided by Financing Activities		$309,737	$767,496
Effect of Exchange Rate Changes on Cash		$(24,119)	$(4,835)
Net Increase (Decrease) in Cash During Period		$146,959	$61,046

As of October 31, 2015, our total assets were $1,050,289 and our total liabilities were $1,321,831 and we had a working capital deficit of $271,542. Our unaudited financial statements report a net loss of $180,201 for the six months ended October 31, 2015 compared to a net loss of $250,098 for the same period in 2014.

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

Going Concern

The interim consolidated financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of October 31, 2015, our company has an accumulated deficit of $1,902,401. These interim consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

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

Principles of Consolidation

The consolidated financial statements include the accounts of our company and our wholly-owned subsidiaries, Eternity Healthcare Inc. (BC) and Eternity Healthcare Inc. (Arizona). All significant intercompany balances and transactions have been eliminated in consolidation

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

Inventory

Inventory is stated at the lower of cost or market with cost determined under the weighted average cost method.

Revenue recognition

Our company recognizes revenue from the sale of our needle-free injection system. Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred and title has passed, (iii) the price is fixed or determinable, and (iv) collectability is reasonably assured. Revenue from sales transactions where the buyer has the right to return the product is recognized at the time of sale if (a) our company’s price to the buyer is substantially fixed or determinable at the time of sale, (b) the buyer has paid our company, or the buyer is obligated to pay our company, and the obligation is not contingent on resale of the product, (c) the buyer’s obligation to our company would not be changed in the event of theft or physical destruction or damage of the product, (d) the buyer acquiring the product for resale has economic substance apart from that provided by our company, and (e) our company does not have significant obligations for future performance to directly bring about resale of the product by the buyer.

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

Currency Risk

Our company’s operating expenses are primarily incurred in Canadian dollars, and fluctuation of the Canadian dollar in relation to the United States dollar will have an impact upon the profitability of our company and may also have an effect of the value of our company’s. Our company has not entered into any agreements or purchased any instruments to hedge possible currency risk. At October 31, 2015 1 United States dollar was equal to 1.3083 Canadian dollars.

Basic and diluted net income (loss) per share

Our company computes net income (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at October 31, 2015 there were outstanding stock options totaling 200,000 common shares (Note 9).

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

Comprehensive loss

ASC 22, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at October 31, 2015, our company has items that represent a comprehensive income (loss) and, therefore, has included a schedule of comprehensive income (loss) in the financial statements.

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

Item 1A.	Risk Factors

As a “small reporting company”, we are not required to provide the information required by this Item.

Item 2.	Unregistered Sales of Equity Securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mining Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Document Description
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession
2.1	Share Exchange Agreement with Eternity Healthcare Inc., dated December 13, 2010 (incorporated by reference to our Current Report on Form 8-K filed on December 17, 2010)
(3)	(i) Articles of Incorporation; (ii) By-laws
3.1	Articles of Incorporation (incorporated by reference to our C Registration Statement on Form S-1 filed on June 25, 2008)
3.2	By-laws (incorporated by reference to our Registration Statement on Form S-1 filed on June 25, 2008)
3.3	Certificate of Amendment filed with the Nevada Secretary of State on November 1, 2010 (incorporated by reference to our Current Report on Form 8-K filed on November 16, 2010)
(10)	Material Contracts
10.1	Revised Distribution Agreement dated June 25, 2012 between our company, our subsidiary, MK Global Co. and MIKA Medical Co. (incorporated by reference to our Annual Report on Form 10-K filed on July 19, 2012)
10.2	2013 Stock Option Plan (incorporated by reference to our Annual Report on Form 10-K filed on August 8, 2013)
10.3	Rental Agreement dated June 22, 2013 between our company and Kinexus Bioinformatic (incorporated by reference to our Annual Report on Form 10-K filed on August 8, 2013)

Exhibit Number	Document Description
(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics (incorporated by reference to our Annual Report on Form 10-K filed on August 8, 2013)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certifications under Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002
101**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ETERNITY HEALTHCARE INC.

Date: December 8, 2015	/s/ Hassan Salari
Hassan Salari
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

