Form 10-Q
period 2016-01-31
ETERNITY HEALTHCARE INC.
filed 2016-03-11
CIK 1437822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2016

or

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

66,429,868 common shares issued and outstanding as of March 10, 2016.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited interim consolidated financial statements of Eternity Healthcare Inc. for the nine month period ended January 31, 2016 are included with this Quarterly Report on Form 10-Q.

3

Eternity Healthcare Inc.

Consolidated Financial Statements

For the nine months ended January 31, 2016

(Expressed in U.S. Dollars)

Eternity Healthcare Inc.

Consolidated Balance Sheet

(Expressed in U.S. Dollars)

	January 31,	April 30,
	2016	2015
	$	$
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	324,571	414,147
Short-term investments (Note 5)	427,422	501,838
Accounts receivable	-	1,166
Prepaid expenses	3,000	3,000
GST/HST receivable	1,271	1,191
Inventory (Note 6)	8,697	33,710

Total assets	764,961	955,052

Liabilities
Current liabilities
Accounts payable and accrued liabilities	130,771	150,989
Due to related parties (Note 7)	964,374	921,227
	1,095,145	1,072,216

Shareholders’ equity (deficit)
Capital stock (Note 8)

Authorized
300,000,000 common shares, par value $ 0.001
Issued and outstanding
January 31, 2016 – 66,429,868 common shares
April 30, 2015 – 66,429,868 common shares	66,430	66,430
Additional paid-in capital	1,539,591	1,539,591
Accumulated other comprehensive gain (loss)	56,770	(985)
Accumulated deficit	(1,992,975)	(1,722,200)

Total stockholders’ (deficit)	(330,184)	(117,164)

Total liabilities and stockholders’ equity (deficit)	764,961	955,052

The accompanying notes are an integral part of these consolidated financial statements.

Eternity Healthcare Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. Dollars)

(Unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	January 31, 2016	January 13, 2015	January 31, 2016	January 31, 2015
	$	$	$	$

Sales
Product sales	38,861	4,020	70,549	47,508
Cost of goods sold	18,610	1,042	31,495	16,324
Gross margin	20,251	2,978	39,054	31,184

Operating Expenses
General and administrative	6,208	31,849	57,503	91,334
Professional fees	10,299	20,048	28,671	55,940
Research and development	38,682	87,606	71,732	95,006
Salaries	43,165	45,643	117,372	222,732
Total operating expenses	98,354	185,146	275,278	465,012

Net loss for the period	(78,103)	(182,168)	(236,224)	(433,838)

Other items
Interest expense	(13,191)	-	(37,604)	-
Interest income	720	1,671	3,053	3,235
	(12,471)	1,671	(34,551)	3,235

Net loss for the period	(90,574)	(180,497)	(270,775)	(430,593)

Comprehensive loss
Net loss for the period	(90,574)	(180,497)	(270,775)	(430,593)
Foreign currency translation adjustments	31,932	27,811	57,755	33,904

Comprehensive loss for the period	(58,642)	(152,686)	(213,020)	(396,689)

Comprehensive loss per share - basic and diluted	(0.001)	(0.002)	(0.003)	(0.006)

Net loss per share - basic and diluted	(0.001)	(0.002)	(0.004)	(0.006)

Weighted average number of common shares Outstanding - basic and diluted	66,429,868	66,429,868	66,429,868	66,354,977

The accompanying notes are an integral part of these consolidated financial statements

Eternity Healthcare Inc.

Consolidated Statements of Cash Flows

(Expressed in U.S. Dollars)

(Unaudited)

	For the nine	For the nine
	months ended	months ended
	January 31, 2016	January 31, 2015
	$	$

Operating activities
Net loss for the period	(270,775)	(430,593)
Items not affecting cash
Expenses paid on behalf of the Company by related parties	-	54
Stock options issued for services	-	29,942
Shares issued for services	-	9,100
Changes in operating assets and liabilities
Inventory	20,651	(16,288)
Accounts payable and accrued liabilities	1,374	80,255
Accounts receivable	1,166	38
Accrued interest – related party	37,627	9,961
Interest receivable	2,378	(3,206)
GST/HST receivable	(269)	203

Net cash used in operating activities	(207,488)	(320,534)

Investing activities
Short-term investments	-	(536,792)

Net cash used in investing activities	-	(536,792)

Financing activities
Proceeds from related party payables	424,428	935,744
Repayments on related party payables	(274,316)	(5,889)

Net cash provided by financing activities	150,112	929,855

Effect of exchange rate changes on cash	(32,200)	(37,057)

Increase (decrease) in cash	(89,576)	35,472

Cash, beginning of period	414,147	403,603

Cash, end of period	324,571	439,075

The accompanying notes are an integral part of these consolidated financial statements

Eternity Healthcare Inc.

Notes to the Consolidated Financial Statements

January 31, 2016

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

On June 5, 2014 the Company registered to operate within the state of Arizona with the intention to take over operations within the United States from the Canadian subsidiary. Beginning January 1, 2016 the Company took over operations within the United States from Eternity Healthcare, Inc. (BC).

2.	Condensed financial statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, result of operations, and cash flows at January 31, 2016, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2015 audited financial statements. The results of operations for the period ended January 31, 2016 and 2015 are not necessarily indicative of the operating results for the full year.

Eternity Healthcare Inc.

Notes to the Consolidated Financial Statements

January 31, 2016

(Expressed in U.S. Dollars)

(Unaudited)

3.	Going concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on its obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

The Company’s consolidated financial statements as at January 31, 2016 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has net loss of $ 270,775 for the nine months ended January 31, 2016 (April 30, 2015 - $ 507,492) and has a working capital deficit of $ 330,184 as at January 31, 2016 (April 30, 2015 - $ 117,164).

4.	Significant accounting policies

The following is a summary of significant accounting policies used in the preparation of these consolidated financial statements.

Basis of presentation

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are expressed in U.S. dollars.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Eternity Healthcare Inc. (BC). All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

Inventory

Inventory is stated at the lower of cost or market with cost determined under the weighted average cost method.

Revenue

Revenue is recorded at the point of sale and includes shipping revenue for the delivery to the purchaser. Total revenues do not include sales taxes as we serve as a pass-through conduit for collecting and remitting sales taxes. We recognize retail sales returns as they occur as historical returns have been negligible.

Eternity Healthcare Inc.

Notes to the Consolidated Financial Statements

January 31, 2016

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

Currency risk

The Company’s operating expenses are primarily incurred in Canadian dollars, and fluctuation of the Canadian dollar in relation to the United States dollar will have an impact upon the profitability of the Company and may also have an effect of the value of the Company’s. The Company has not entered into any agreements or purchased any instruments to hedge possible currency risk. At January 31, 2016 1 United States dollar was equal to 1.4080 Canadian dollars.

Basic and diluted net income (loss) per share

The Company computes net income (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at January 31, 2016 there were outstanding stock options totaling 200,000 common shares (Note 9).

Eternity Healthcare Inc.

Notes to the Consolidated Financial Statements

January 31, 2016

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

Comprehensive loss

ASC 22, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at January 31, 2016, the Company has items that represent a comprehensive income (loss) and, therefore, has included a schedule of comprehensive income (loss) in the financial statements.

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

On August 11, 2014 the Company invested $600,000 CAD in a One Year Cashable Guaranteed Investment Certificate (GIC) term deposit. The investment had a one year term that matured on August 11, 2015 and bore interest at a rate of 1.26% per annum. Interest received in respect of this investment was $7,560 CAD. On August 18, 2015 the Company reinvested the $600,000 CAD principal in a One Year Cashable Guaranteed Investment Certificate (GIC) term deposit. The investment has a one year term that matures on August 18, 2016 and bears interest at a rate of 0.672%. The expected interest in respect of this investment is $4,032. The Company has recognized $3,053 USD in interest income from these investments for the nine month period ended January 31, 2016.

Eternity Healthcare Inc.

Notes to the Consolidated Financial Statements

January 31, 2016

(Expressed in U.S. Dollars)

(Unaudited)

6.	Inventory

Inventory consists of needle free injection products that are held for resale. Inventory is stated at the lower of cost or market with cost determined under the weighted average cost method. As of January 31, 2016 and April 30, 2015 inventory consisted of the following:

	January 31,	April 30,
	2016	2015
	$	$
Raw Material	-	-
Work in progress	-	-
Finished goods	8,697	33,710
Reserve for obsolescence	-	-
	8,697	33,710

7.	Due to related parties and related party transactions

During the nine months ended January 31, 2016, the Company received an additional net amount of $150,112 in cash loans from related parties of the Company. Total related party notes payable as of January 31, 2016 were $ 964,374. This balance is interest bearing at 5% per year on the principle balance, unsecured and has no fixed terms of repayment. During the nine months ended January 31, 2016, the Company recorded interest expense of $ 37,604 with regard to the outstanding related party loans.

8.	Capital stock

Authorized

The total authorized capital is 300,000,000 common shares with a par value of $ 0.001 per common share.

9.	Stock options

During the fiscal year ended April 30, 2013, the Company granted 200,000 stock options for services. The fair value of the stock options granted were estimated on the date granted using the Black-Scholes pricing model, with the following assumptions used for the valuation: exercise price of $0.55 per share, average risk-free interest rate of 0.79%, expected dividend yield of zero, expected lives of five years and an average expected volatility of 2.99%. During the nine months ended January 31, 2016 and 2015, the Company recognized expense of nil and $ 8,669 related to options that vested, respectively.

During the nine-month period ended January 31, 2016, the Company issued no new stock options.

Eternity Healthcare Inc.

Notes to the Consolidated Financial Statements

January 31, 2016

(Expressed in U.S. Dollars)

(Unaudited)

9.	Stock options - continued

A summary of the status of the Company’s stock options and warrants as of January 31, 2016 is presented below:

Number of Shares

Balance of stock options and warrants as at April 30, 2015	200,000
Warrants and options granted	-
Exercised, forfeited or expired	-
Outstanding at January 31, 2016	200,000
Exercisable at January 31, 2016	200,000

The following table summarizes information about the stock options and warrants as of January 31, 2016:

	Options and Warrants Outstanding			Options and Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life(in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.80	200,000	1.96	$0.80	200,000	$0.80

10.	Subsequent events

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

On June 5, 2014 the Company registered to operate within the state of Arizona with the intention to take over operations within the United States from the Canadian subsidiary. Beginning January 1, 2016 the Company took over operations within the United States from Eternity Healthcare, Inc. (BC).

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

Results of Operations for the Three and Nine Months Ended January 31, 2016 and 2015

The following summary of our results of operations should be read in conjunction with our unaudited interim consolidated financial statements for the quarter ended January 31, 2016 which are included herein.

Our operating results for the three and nine month periods ended January 31, 2016 and 2015 and the changes between those periods for the respective items are summarized as follows:

	Three Month Period Ended January 31, 2016	Three Month Period Ended January 31, 2015	Change Between Three Month Periods Ended January 31, 2015 and January 31, 2016
Product Sales	$38,861	$4,020	$34,841

Cost of goods sold	$18,610	$1,042	$17,568
Operating expenses	$98,354	$185,146	$(86,792)
Total other (income) expenses	$12,471	$(1,671)	$14,142
Net loss	$(90,574)	$(180,497)	$89,923

Our expenses decreased during the three month period ended January 31, 2016 compared to the same period in 2015 primarily as a result of a decrease in salaries which was offset by an increase in research and development.

Our sales increased during the three month period ended January 31, 2016 compared to the same period in 2015 due to an increase in wholesale purchase orders.

	Nine Month Period Ended January 31, 2016	Nine Month Period Ended January 31, 2015	Change Between Nine Month Periods Ended January 31, 2015 and January 31, 2016
Product Sales	$70,549	$47,508	$23,041

Cost of goods sold	$31,495	$16,324	$15,171
Operating expenses	$275,278	$465,012	$(189,734)
Total other (income) expenses	$34,551	$(3,235)	$37,786
Net loss	$(270,775)	$(430,593)	$159,818

Our expenses decreased during the nine month period ended January 31, 2016 compared to the same period in 2015 primarily as a result of a decrease in general and administrative expenses, salaries and professional fees.

Our sales increased during the nine month period ended January 31, 2016 compared to the same period in 2015 due to an increase in wholesale purchase orders.

Revenues

We have earned net revenues of $38,861 for the three month period ended January 31, 2016 compared with $4,020 for the three month period ended January 31, 2015. We have incurred $98,354 in operating expenses for the period three month period ended January 31, 2016 compared with $185,146 for the three month period ended January 31, 2015.

We have earned net revenues of $70,549 for the nine month period ended January 31, 2016 compared with $47,508 for the nine month period ended January 31, 2015. We have incurred $275,278 in operating expenses for the period nine month period ended January 31, 2016 compared with $465,012 for the nine month period ended January 31, 2015.

Expenses

Our expenses for the three and nine months ended January 31, 2016 and 2015 are outlined in the table below:

	Three Month Period Ended January 31, 2016	Three Month Period Ended January 31, 2015	Nine Month Period Ended January 31, 2016	Nine Month Period Ended January 31, 2015
General and administrative	$6,208	$31,849	$57,503	$91,334
Professional fees	$10,299	$20,048	$28,671	$55,940
Research and development	$38,682	$87,606	$71,732	$95,006
Salaries	$43,165	$45,643	$117,375	$222,732

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

Liquidity and Financial Condition

Working Capital

	At January 31, 2016 ($)	At April 30, 2015 ($)
Current Assets	$764,961	$955,052
Current Liabilities	$1,095,145	$1,072,216
Working Capital	$(330,184)	$(117,164)

Cash Flows

	Nine Month Period Ended January 31, 2016 ($)		Nine Month Period Ended January 31, 2015 ($)
Cash Flows used in Operating Activities		$(207,488)	$(320,534)
Cash Flows used in Investing Activities	$	Nil	$(536,792)
Cash Flows provided by Financing Activities		$150,112	$929,855
Effect of Exchange Rate Changes on Cash		$(32,200)	$(37,057)
Net Increase (Decrease) in Cash During Period		$(89,576)	$35,472

As of January 31, 2016, our total assets were $764,961 and our total liabilities were $1,095,145 and we had a working capital deficit of $330,184. Our unaudited financial statements report a net loss of $270,775 for the nine months ended January 31, 2016 compared to a net loss of $430,593 for the same period in 2015.

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

Going Concern

The interim consolidated financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of January 31, 2016, our company has an accumulated deficit of $1,992,975. Our interim consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

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

Principles of Consolidation

The consolidated financial statements include the accounts of our company and our wholly-owned subsidiary, Eternity Healthcare Inc. (BC). All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

Inventory

Inventory is stated at the lower of cost or market with cost determined under the weighted average cost method.

Revenue

Revenue is recorded at the point of sale and includes shipping revenue for the delivery to the purchaser. Total revenues do not include sales taxes as we serve as a pass-through conduit for collecting and remitting sales taxes. We recognize retail sales returns as they occur as historical returns have been negligible.

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

Financial Instruments

Fair Value

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and due to related parties approximate their fair values because of the short-term maturity of our financial instruments.

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

Currency Risk

Our company’s operating expenses are primarily incurred in Canadian dollars, and fluctuation of the Canadian dollar in relation to the United States dollar will have an impact upon the profitability of our company and may also have an effect of the value of our company’s. Our company has not entered into any agreements or purchased any instruments to hedge possible currency risk. At January 31, 2016 1 United States dollar was equal to 1.4080 Canadian dollars.

Basic and diluted net income (loss) per share

Our company computes net income (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at January 31, 2016 there were outstanding stock options totaling 200,000 common shares (Note 9).

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

Comprehensive loss

ASC 22, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at January 31, 2016, our company has items that represent a comprehensive income (loss) and, therefore, has included a schedule of comprehensive income (loss) in the financial statements.

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

ETERNITY HEALTHCARE INC.

Date: March 11, 2016	/s/ Hassan Salari
Hassan Salari
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

