Form 10-K
period 2016-04-30
ETERNITY HEALTHCARE INC.
filed 2016-07-21
CIK 1437822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on October 30, 2015 was $869,979.25 based on a $0.07 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. On October 30, 2015 non-affiliates of the Registrant held 12,428,275 common shares.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

66,429,868 common shares as of July 20, 2016.

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

On June 5, 2014 our company registered to operate within the state of Arizona with the intention to take over operations within the United States from our Canadian subsidiary. Beginning January 1, 2016 our company took over operations within the United States from Eternity Healthcare, Inc. (BC).

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

Principal Product

Currently, our company is focused on a new needle-free injection device technology that our company is marketing. Our second product is an over the counter pain treatment device using laser as treatment source. This product is currently under approval by the FDA in the United States. The Company has additional technologies in the development stage. Our company plans to bring the additional products to the market in next few years.

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

Pediatric Oncology – It is well known that children are horrified of the needle and as result sometime parents are giving up the use of those drugs that has to be injected towards more oral drugs (though that is also horrible due to taste barrier), or go for intravenous catheters. There are about 20 anti-cancer drugs are injectable that needle-free injection device can be used instead of needle. Approximately 10 million children and adolescents receive injections annually.

MS – Multiple sclerosis is a neurological disease affecting almost 400,000 people in the United States. Most patients receive different forms of interferons under various brand names, which are injected subcutaneously on a daily basis. Needle-free injection devices could be used for these people as they are tired of needle injection.

Growth Hormones - Human growth hormone is used for children suffering from lack of growth height and various other conditions. Also, growth hormones are used in adults for work performance, sport performance and losing fat, etc. The hormone which is presently injected has been a cause of mental barrier for people. Needle-free injection devices should be an excellent choice for those who do not like needle injections.

Anesthetics – Local anesthetics such as lidocaine are used routinely for surface surgery, dental work and cosmetic playground. Patients are unhappy to see needles going through their skin for desensitization, particularly those involving face or dental work. Needle-free injection devices can deliver local anesthetic and pain killer conveniently. Over 20 million injections for local anesthetics are performed annually.

Vaccine - Vaccination involving a whole range of products is a major healthcare activity. Globally over 1 billion vaccinations of different kinds are performed annually and it is estimated in the US to be about 20 million per annum. Some vaccines are given subcutaneously, some intramuscularly and some intradermally. Most vaccination (about 90%) is carried out in children. Children are not happy to receive needles for their vaccination. Needle-free injection devices will be a darling for vaccination of children.

Cardiovascular - Death due to cardiovascular disease and stroke today surpasses the deaths due to cancer. There are approximately 30 million deaths as result of cardiovascular failures in the US. Often oral medications fail to act due to the time which it requires a drug to get from digestive organs to the blood. Injectable medications are clearly the better choice. Healthcare professionals are always worried of self-contamination and other inconveniences. Use of Needle-free injection device for injecting cardiovascular medication is highly appreciated.

Migraine – Migraines, along certain sever pain conditions, are highly common among the adult population. A quick injection of anti-migraine drugs or other sorts of pain killers, including opiates, are often used. Needles are not desirable tools for the patients and these people prefer to use non-injections approach. Once again Needle-free injection devices can alleviate the inconveniences of needles while providing similar benefits.

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

Competition

Around the world, needle-free jet injectors have an established market among diabetic patients. In the United States, more than a dozen needle-free jet injectors have been licensed by the FDA and are on the professionals market. A few of these devices are being used in physicians’ offices. The most competitive product to ours is Injex™ which is marketed both to professionals and patients at a cost of $900. In Europe, needle-free injectors have become very popular with about 50% of insulin users utilizing needle-free jet injectors. Currently, each manufacturer makes its own type of cartridge that holds the vaccine which is attached to the device before injection.

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

Conclusions:

Price reflects their attempt to be the best quality, proven injector.

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

The Dermojet is patented and in North America is exclusively distributed by Robbins Instruments. They claim it is the finest needleless injection system available on the medical market today. “The innovative design and superior quality have made the Dermojet renowned for its usefulness in many different types of procedures and disciplines.”.

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

Zogenix’s lead investigative product is the Zohydro ER, which received FDA approval in October, 2013. It offers the benefit of less frequent dosing and the ability to treat chronic pain patients without the risk of acetaminophen-related liver injury. The second investigational product candidate they have is Relday, which is a combination of their DosePro needle-free system and a proprietary, subcutaneous, once-monthly formulation of risperidone for the treatment of schizophrenia.

Conclusions:

●	Zogenix is another successful player in this category;
●	Off patent pharmaceuticals seem to get a new life with novel injector technologies;
●	A lot of money can be raised in this area with a strong management team.

Inovio Pharmaceuticals

Inovio Pharmaceuticals entered the needless injector market through its acquisition of BioJect in March, 2016. BioJect was dedicated to the improvement of delivery of pharmaceuticals and biologics through the development and commercialization of advanced needle-free injection technologies and developed a broad platform technology for delivering injectable vaccines and medications using its proprietary pressure profiles. This proprietary technology enables BioJect to provide needle-free injection systems which have a greater range of capabilities than other available devices.

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

Conclusions:

●	The products are similar to ours;
●	Inovio is an established bio technology company.

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

Injex

Injex Pharma AG is a wholly owned subsidiary of Paketeria AG as of December 16, 2011. It markets and sells the Injex 30 System worldwide. The Injex 30 is a syringe without a needle used in multiple medical, cosmetic and anesthetic applications. It is interesting to note that Injex is expanding into cosmetic and launching Shireen Beauty system focused on the rejuvenation of the skin. Fluid is sprayed with high pressure within a small distance of the skin via a pore-jet allowing the fluid open access to pores contained in the upper layers of the skin. Injex is casting as wide a market as possible targeting diabetes, local and dental anesthetics, allergy and fertility treatments, vaccinations, veterinary use, erectile dysfunction and growth hormones.

Conclusions:

●	Injex is expensive both the device and nozzles;
●	Injex has an agreement for Canadian and US distribution;
●	Injex should be an immediate competitor;
●	Injex foray into beauty may hurt/help, further study is needed.

Pharmajet

Pharmajet is based in Golden, Colorado. They are focused on a safer workplace, lower needle reuse, and to help children avoid needle anxiety.

Pharmajet was founded by Kathy Callender who insisted her device be cost competitive with the cheapest needles. Her goal is that poor countries can afford needle free technology but this has also led to the ability to underbid rivals to supply pharmaceutical companies. She has raised $14 million from investors. In March 2011 Pharmajet completed unspecified B round financing. It seems their plan is to build sales volume in the U.S. vaccination market through public-health departments and pharmacy chains, then among consumers who self-inject at home; and doctor’s offices here and abroad. That way, PharmaJet expects to approach a production volume of 50 million cartridges a year which would allow it to compete on a price level with needles in developing countries. Pharmajet received FDA clearance last year for the use of their needle-free injection device for vaccination purposes.

Conclusions:

●	The founder is a dedicated supporter of helping the third world;
●	The focus on low cost has the ability to shrink the market if successful;
●	Zogenix was quoted as saying they wouldn’t survive;
●	They are not focused on pharmaceutical collaboration, however they have landed deals that focus on the goal of affordable expansion.

Crossject

Crossject is a French company that successfully designs and develops innovative, needle-free, pre-filled, single-use injection systems for intradermal, subcutaneous and intramuscular applications for pharmaceutical companies. They use their single technological platform and offer exclusive partnerships to pharmaceutical companies in a given field or therapeutic class. Crossject is based in Paris and has offices in Dijon. Crossject technology is the outcome of research and development cooperation initiated and developed with industrial partners, each a European leader in its field.

The Zeneo is made up of three distinct subassemblies: an actuator, a pharmaceutical subassembly and a nozzle. The actuator generates sufficient pressure to inject the drug to the required depth beneath the skin, without the use of a needle. The platform can be adapted to different pharmaceutical applications:

●	the intensity of the gas generator and the nozzle can be adapted to ensure the proper penetration and optimal distribution of the drug in the target tissue;
●	the pharmaceutical subassembly can be aseptically filled on standard high-throughput syringe filling line;
●	To date, Crossject has filed 26 patent family applications and holds over 370 patents granted worldwide.

Conclusions:

●	Crossject is focused on the European market;
●	Crossject has been successful with pharmaceutical collaborations;
●	Their perceived lack of customization in the consumers’ eyes may turn off some potential partners.

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

Employees

As of April 30, 2016 we had two full time employees and two consultants, working on our business. We plan (within next twelve months) to hire one new full-time employee and one additional consultant to work for us on marketing, distribution, commercialization of our products.

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

From inception to April 30, 2016, we have incurred aggregate net losses of $2,110,822. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will order products, the size of customers’ orders, the demand for our products, and the level of competition and general economic conditions.

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

To date, we have had negative cash flows from operations and have depended on sales of our equity securities and debt financing to meet our cash requirements. We may continue to have negative cash flows. We have estimated that we will require approximately $500,000 to carry out our business plan for the next twelve months. There is no assurance that actual cash requirements will not exceed our estimates. We will require additional financing to finance working capital and pay for operating expenses and capital requirements until we achieve a positive cash flow.

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

We currently rent a warehouse and an assembly space of about 2,000 square feet at 8755 Ash Street, Suite 1, Vancouver, British Columbia, Canada, V6P 6T3. Our office is also in the same location. Effective March 1, 2016, we are required to pay CAD $2,705 (USD $2,158) plus applicable GST per month for rent. The original term of our lease was for a period of one year. We are currently renting this space month-to-month.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Markets
Quarter Ended	High	Low
April 30, 2016	$0.04	$0.01
January 31, 2016	$0.07	$0.02
October 31, 2015	$0.08	$0.025
July 31, 2015	$0.18	$0.02
April 30, 2015	$0.06	$0.03
January 31, 2015	$0.11	$0.03
October 31, 2014	$0.301	$0.025
July 31, 2014	$0.2999	$0.10
April 30, 2014	$1.17	$0.2021

As of July 20, 2016, there were approximately 21 holders of record of our common stock. As of such date, 66,429,868 common shares were issued and outstanding.

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

The following table summarizes certain information regarding our equity compensation plans as at April 30, 2016:

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

Convertible Securities

As of April 30, 2016, we had outstanding options to purchase 200,000 shares of our common stock exercisable at $0.80.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended April 30, 2016 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended April 30, 2016.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended April 30, 2016.

Item 6.	Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended April 30, 2016 and April 30, 2015 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 11 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Purchase of Significant Equipment

We do not intend to buy any significant equipment over the next twelve months.

Personnel Plan

We plan to hire one new full-time employee and one additional consultant to work on marketing, distribution, commercialization and regulatory approvals our products in the next 12 months.

Results of Operations

For the Year Ending April 30, 2016 and 2015

	Year Ended April 30,
	2016	2015
Revenue	$84,202	$61,202
Cost of goods sold	$34,050	$21,274
Operating expenses	$393,541	$531,005
Net loss	$(388,622)	$(507,492)

Expenses

Our operating expenses for our years ended April 30, 2016 and 2015 are outlined in the table below:

	Year Ended April 30,
	2016	2015
General and administrative	$92,728	$101,471
Professional fees	$37,882	$65,237
Research and Development	$110,792	$115,498
Salaries	$152,139	$248,799

Our financial statements report a net loss of $388,622 for the twelve month period ended April 30, 2016 compared to a net loss of $507,492 for the twelve month period ended April 30, 2015. Our losses have decreased by $118,870 primarily as a result of a reduction in operating expenses.

Operating expenses for year ended April 30, 2016 decreased by $137,464 as compared to the comparative period in 2015 primarily as a result of a decrease in salaries as a result of reduced salaries and executive compensation.

Revenue

We have earned $216,115 in revenue since our inception on December 10, 2009.

Liquidity and Financial Condition

Working Deficit

	At April 30,	At April 30,
	2016	2015
Current Assets	$618,618	$955,052
Current Liabilities	$1,134,831	$1,072,216
Working Capital (deficit)	$(516,213)	$(117,164)

Our total current liabilities as of April 30, 2016 were $1,134,831 as compared to total current liabilities of $1,072,216 as of April 30, 2015. The increase was primarily due to an increase in amounts due to related parties. During the year our company received proceeds of $502,137 from related parties and made repayments of $471,459. As at April 30, 2016 our company had short-term investments of $320,584 compared to $501,838 as at April 30, 2015.

Cash Flows

	Year Ended April 30,	Year Ended April 30,
	2016	2015
Net Cash Used In Operating Activities	$(325,118)	$(391,673)
Net Cash Provided By Investing Activities	$154,635	$(521,590)
Net Cash Provided by Financing Activities	$30,678	$937,989
Effect of Rates on Cash	$(15,302)	$(14,182)
Increase (Decrease) in Cash During the Period	$(155,107)	$10,544

Operating Activities

Net cash used in operating activities was $325,118 for the year ended April 30, 2016 compared with net cash used in operating activities of $391,673 in the same period in 2015. The decrease in cash used was primarily a result of decreased inventory purchases during the year.

Investing Activities

Net cash provided by investing activities was $154,635 for the year ended April 30, 2016 compared to net cash used in investing activities of $521,590 in the same period in 2015. The increase in case provided by investing activities is due to our company withdrawing CAD $200,000 from our GIC and interest received of CAD $770.

Financing Activities

Net cash provided by financing activities was $30,678 for the year ended April 30, 2016 compared to $937,989 in financing activities in the same period in 2015. The decrease is a result of a reduction of proceeds received from related parties in 2016.

Anticipated Cash Requirements

We have sufficient funds to complete our development and marketing plans. We do not believe that we need to raise any capital to finance our operations.

Future Financings

We believe we do not require any additional financing. We believe with the funds currently on hand and the revenue generated from the sale of our product, it should be sufficient to continue our operation.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

If our operations and cash flow improve, management believes that we can continue to operate well into the future. However, no assurance can be given that management's actions will result in profitable operations or an improvement in our liquidity situation. The threat of our ability to continue as a going concern will cease to exist only when our revenues have reached a level able to sustain our business operations.

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

Principles of Consolidation

The consolidated financial statements include the accounts of our company and its wholly-owned subsidiary, Eternity Healthcare Inc. (B.C.). All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

Inventory

Inventory is stated at the lower of cost or market with cost determined under the weighted average cost method.

Revenue

Revenue is recognized at the point of sale and includes shipping revenue for delivery to the purchaser. Total revenues do not include sales taxes as we serve as a pass-through conduit for collecting and remitting sales taxes. We recognize retail sales returns as they occur as historical returns have been negligible.

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

At April 30, 2016, 1 United States dollar was equal to 1.2536 Canadian dollars (April 30, 2015 - 1.2064). The average rate of exchange for the year ended April 30, 2016 was 1.3163 (April 30, 2015 - 1.1503).

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

Currency Risk

Our company’s operating expenses are primarily incurred in Canadian dollars, and fluctuation of the Canadian dollar in relation to the United States dollar will have an impact upon the profitability of our company and may also have an effect of the value of our company’s. Our company has not entered into any agreements or purchased any instruments to hedge possible currency risk. At April 30, 2016, 1 United States dollar was equal to 1.2536 Canadian dollars.

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

Comprehensive Loss

ASC 22, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at April 30, 2016, our company has items that represent a comprehensive income (loss) and, therefore, have included a schedule of comprehensive income (loss) in the financial statements.

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

Years ended April 30, 2016 and 2015

(Expressed in U.S. Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Eternity Healthcare, Inc.

We have audited the accompanying consolidated balance sheets of Eternity Healthcare, Inc. as of April 30, 2016 and 2015, and the related statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the two year period ended April 30, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eternity Healthcare, Inc. as of April 30, 2016, and the results of its operations and its cash flows for each of the years in the two year period ended April 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered net losses since inception and has accumulated a significant deficit. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

July 20, 2016

Eternity Healthcare, Inc.

Consolidated Balance Sheets

(Expressed in U.S. Dollars)

	April 30,	April 30,
	2016	2015
	$	$

Assets
Current assets
Cash and cash equivalents	259,040	414,147
Short-term investments (Note 4)	320,584	501,838
Accounts receivable	-	1,166
Prepaid expenses	32,593	3,000
GST/HST receivable	3,337	1,191
Inventory (Note 5)	3,064	33,710

Total current assets	618,618	955,052

Liabilities
Current liabilities
Accounts payable and accrued liabilities (Note 6)	156,944	150,989
Due to related parties (Note 7)	977,887	921,227
Total current liabilities	1,134,831	1,072,216

Shareholders’ equity (deficit)
Capital stock (Note 8)

Authorized
300,000,000 common shares, par value $0.001
Issued and outstanding
April 30, 2016 - 66,429,868 common shares
April 30, 2015 - 66,429,868 common shares	66,430	66,430
Additional paid-in capital	1,539,591	1,539,591
Accumulated other comprehensive gain (loss)	(11,412)	(985)
Accumulated deficit	(2,110,822)	(1,722,200)

Total stockholders’ equity (deficit)	(516,213)	(117,164)

Total liabilities and stockholders’ equity (deficit)	618,618	955,052

The accompanying notes are an integral part of these consolidated financial statements.

Eternity Healthcare, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. Dollars)

	Year ended	Year ended
	April 30, 2016	April 30, 2015
	$	$

Sales

Product sales	84,202	61,202
Cost of goods sold	34,050	21,274
Gross profit	50,152	39,928

Operating expenses
General and administrative	92,728	101,471
Professional fees	37,882	65,237
Research and development	110,792	115,498
Salaries	152,139	248,799
Total operating expenses	393,541	531,005

Loss from operations	(343,389)	(491,077)

Other income (expense)
Interest income	3,685	5,209
Interest expense	(48,918)	(21,624)
Total other income (expense)	(45,233)	(16,415)

Net loss	(388,622)	(507,492)

Comprehensive loss
Net loss	(388,622)	(507,492)
Foreign currency translation adjustments	(10,427)	17,218

Comprehensive loss	(399,049)	(490,274)

Comprehensive loss per share - basic and diluted	(0.01)	(0.01)

Net loss per share - basic and diluted	(0.01)	(0.01)
Weighted average number of common shares Outstanding - basic and diluted	66,429,868	66,373,238

The accompanying notes are an integral part of these consolidated financial statements.

Eternity Healthcare, Inc.

Consolidated Statements of Stockholders’ Equity (deficit)

(Expressed in U.S. Dollars)

		Amount	Additional	Accumulated	Accumulated
	Number	($0.001 par)	paid-in capital	OCI	deficit	Total
	of shares	$	$	$	$	$

Balance as at April 30, 2014	66,299,868	66,300	1,500,679	(18,203)	(1,214,708)	334,068

Common stock issued for services	130,000	130	8,970	-	-	9,100
Fair value of option vested	-	-	29,942	-	-	29,942
Currency translation adjustments	-	-	-	17,218	-	17,218
Net loss for the year ended April 30, 2015	-	-	-	-	(507,492)	(507,492)

Balance as at April 30, 2015	66,429,868	66,430	1,539,591	(985)	(1,722,200)	(117,164)

Currency translation adjustments	-	-	-	(10,427)	-	(10,427)
Net loss for the year ended April 30, 2016	-	-	-	-	(388,622)	(388,622)

Balance as at April 30, 2016	66,429,868	66,430	1,539,591	(11,412)	(2,110,822)	(516,213)

The accompanying notes are an integral part of these consolidated financial statements

Eternity Healthcare, Inc.

Consolidated Statements of Cash Flows

(Expressed in U.S. Dollars)

	Year ended	Year ended
	April 30, 2016	April 30, 2015
	$	$

Operating activities

Net loss	(388,622)	(507,492)
Adjustments to reconcile net loss to net cash used in operating activities
Expenses paid on behalf of the Company by related parties	7,334	287
Fair value of stock options vested	-	29,942
Stock issued for services	-	9,100
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(28,383)	(5,118)
Accounts payable and accrued liabilities	59,877	94,124
Accounts receivable	(920)	(1,129)
Inventory	25,596	(11,387)

Net cash used in operating activities	(325,118)	(391,673)

Investing activity
Short-term investments	154,635	(521,590)

Net cash provided by investing activities	154,635	(521,590)

Financing activities
Proceeds from related party payables	502,137	1,210,105
Repayments on related party payables	(471,459)	(272,117)

Net cash provided by financing activities	30,678	937,989

Effect of exchange rate changes on cash	(15,302)	(14,182)

Increase (decrease) in cash	(155,107)	10,544

Cash, beginning of year	414,147	403,603

Cash, end of year	259,040	414,147

The accompanying notes are an integral part of these consolidated financial statements

Eternity Healthcare, Inc.

Notes to the Consolidated Financial Statements

April 30, 2016 and 2015

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

The Share Exchange Agreement, which represents a majority of the then issued and outstanding shares of the Company, constituted a change in control of the Company. The acquisition of Eternity BC was accounted for as a reverse acquisition in accordance with Accounting Standards Codification (“ASC”) 805-40, “Business Combinations”. The Company determined for accounting and reporting purposes that Eternity BC is the acquirer because of the significant holdings and influence of the control group of the Company before and after the acquisition. As a result of the transaction, Eternity BC shareholders owned approximately 94.4% of issued and outstanding common stock of the Company on a diluted basis.

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

The Company has net loss of $ 388,622 for the year ended April 30, 2016 (April 30, 2015 - $ 507,492) and has a working capital deficit of $ 516,213 as at April 30, 2016 (April 30, 2015 - $ 117,164).

2.	Going concern

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. However, management is currently reviewing the possibility of partnering with, merging with, or acquiring another medical device company with strong marketing abilities.

Eternity Healthcare, Inc.

Notes to the Consolidated Financial Statements

April 30, 2016 and 2015

(Expressed in U.S. Dollars)

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

Revenue

Revenue is recognized at the point of sale and includes shipping revenue for delivery to the purchaser. Total revenues do not include sales taxes as we serve as a pass-through conduit for collecting and remitting sales taxes. We recognize retail sales returns as they occur as historical returns have been negligible. In accordance with SAB 104, revenue is recognized when (i) there is persuasive evidence that an arrangement exists, (ii) delivery has occurred or service has been rendered, (iii) the price is fixed or determinable, and (iv) collection is reasonably assured.

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

At April 30, 2016, 1 United States dollar was equal to 1.2536 Canadian dollars (April 30, 2015 - 1.2064).

The average exchange rate for the year ended April 30, 2016 was 1 United States dollar to 1.3163 Canadian dollars (April 30, 2015 - 1.1503).

Gains and losses on translation are included in other comprehensive income (loss) in stockholders’ deficiency for the period.

Fair value

The carrying value of cash and cash equivalents, short-term investment, accounts receivable, accounts payable and due to related parties approximate their fair values because of the short-term maturity of these financial instruments.

Eternity Healthcare, Inc.

Notes to the Consolidated Financial Statements

April 30, 2016 and 2015

(Expressed in U.S. Dollars)

3.	Significant accounting policies - continued

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

Currency risk

The Company’s operating expenses are primarily incurred in Canadian dollars, and fluctuation of the Canadian dollar in relation to the United States dollar will have an impact upon the profitability of the Company and may also have an effect of the value of the Company’s. The Company has not entered into any agreements or purchased any instruments to hedge possible currency risk. At April 30, 2016 1 United States dollar was equal to 1.2536 Canadian dollars.

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

Research and development

The Company recognizes research and development costs in accordance with ASC 730, “Research and Development”, which requires the Company to expense research and development costs as they are incurred.

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

April 30, 2016 and 2015

(Expressed in U.S. Dollars)

3.	Significant accounting policies - continued

Comprehensive loss

ASC 22, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at April 30, 2016, the Company has items that represent a comprehensive income (loss) and, therefore, has included a schedule of comprehensive income (loss) in the financial statements.

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

Stock-based compensation

Expenses incurred as a result of stock-based compensation are recognized in accordance with ASC 718, “Compensation - Stock Compensation”. Stock-based compensation expense (net of an estimated forfeiture rate) is recognized for those awards that are expected to vest on a straight-line basis over the requisite service period. We estimate the forfeiture rate based on our historical experience and expectations about future forfeitures. The fair value of stock options granted is estimated on the date granted using the Black-Scholes pricing model.

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

Recently exacted accounting standards

Our Company does not expect the adoption of any recently enacted accounting pronouncements to have a material impact on its financial statements.

4.	Short-term investment

On August 18, 2015 the Company invested $ 600,000 CAD ($ 459,000 USD) in One Year Cashable Guaranteed Investment Certificate (GIC) term deposit. The investment has a one year tem that matures on August 18, 2016and bears interest at a rate of 0.672% per annum.

On March 14, 2016 the Company withdrew $ 200,000 CAD ($ 150,000 USD) from the GIC and received interest of $ 770 CAD ($ 576 USD). The remaining $ 400,000 CAD ($ 319,000 USD) continues to earn interest at a rate of 0.672% per annum. The Company has recognized interest of $ 1,885 CAD ($ 1,504 USD) to April 30, 2016 with an additional $ 803 CAD anticipated over the remaining term.

Eternity Healthcare, Inc.

Notes to the Consolidated Financial Statements

April 30, 2016 and 2015

(Expressed in U.S. Dollars)

5.	Inventory

Inventory consists of needle-free injection products that are held for resale. Inventory is stated at the lower of cost or market with cost determined under the weighted average cost method. As of April 30, 2016 and April 30, 2015 inventory consisted of the following:

	April 30,	April 30,
	2016	2015
	$	$

Raw Material	-	-
Work in progress	-	-
Finished goods	3,064	33,710
Reserve for obsolescence	-	-

	3,064	33,710

6.	Accounts payable and accrued liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

7.	Due to related parties and related party transactions

During the fiscal year ended April 30, 2016, the Company received $ 502,137 in additional cash loans from related parties of the Company and made repayments to related parties of $ 471,459. Total related party notes payable as of April 30, 2016 were $ 977,887. Effective November 1, 2014, this balance is interest bearing at 5% per year on the principle balance, unsecured and has no fixed terms of repayment. During the year ended April 30, 2016 and 2015, the Company recorded interest expense of $ 48,918 and $ 21,624, respectively, with regard to the outstanding related party loans.

8.	Capital stock

Authorized

The total authorized capital is 300,000,000 common shares with a par value of $ 0.001 per common share.

On October 6, 2014 the Company issued 130,000 common shares of the Company with a value of $ 9,100 for investor relations and business services.

Eternity Healthcare, Inc.

Notes to the Consolidated Financial Statements

April 30, 2016 and 2015

(Expressed in U.S. Dollars)

9.	Stock options

During the fiscal year ended April 30, 2013, the Company granted 200,000 stock options for services. The fair value of the stock options granted were estimated on the date granted using the Black-Scholes pricing model, with the following assumptions used for the valuation: exercise price of $0.55 per share, average risk-free interest rate of 0.79%, expected dividend yield of zero, expected lives of five years and an average expected volatility of 2.99%. During the fiscal year ended April 30, 2016 and 2015, the Company recognized expense of $ Nil and $ 29,942 related to options that vested, respectively.

A summary of the status of the Company’s stock options and warrants as of April 30, 2016 and changes during the years ended April 30, 2016 and 2015 is presented below:

Number of
shares

Balance of stock options and warrants at April 30, 2014	200,000
Exercisable at April 30, 2013	129,040
Warrants and options granted	-
Exercised, forfeited or expired	-

Balance of stock options and warrants at April 30, 2015	200,000
Exercisable at April 30, 2015	200,000
Warrants and options granted	-
Exercised, forfeited or expired	-

Balance of stock option and warrants at April 30, 2016	200,000
Exercisable at April 30, 2016	200,000
Warrants and options granted	-
Exercised, forfeited or expired	-

The following table summarizes information about the stock options and warrants as of April 30, 2016:

	Option and warrants			Options and warrants
	outstanding			exercisable
		Weighted	Weighted		Weighted
		average	average		average
Exercise		remaining	exercise		exercise
prices	Number	contractual	price	Number	price
$	outstanding	life (in years)	$	exercisable	$

0.80	200,000	1.72	0.80	200,000	0.80

The following table summarizes information about the stock options and warrants as of April 30, 2015:

	Option and warrants			Options and warrants
	outstanding			exercisable
		Weighted	Weighted		Weighted
		average	average		average
Exercise		remaining	exercise		exercise
prices	Number	contractual	price	Number	price
$	outstanding	life (in years)	$	exercisable	$

0.80	200,000	2.96	0.80	200,000	0.80

Eternity Healthcare, Inc.

Notes to the Consolidated Financial Statements

April 30, 2016 and 2015

(Expressed in U.S. Dollars)

10.	Income taxes

The Company has losses carried forward for income tax purposes to April 30, 2016. There are no current or deferred tax expenses for the year ended April 30, 2016 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provisions for refundable federal income tax consist of the following:

	April 30,	April 30,
	2016	2015
	$	$

Deferred tax assets attributable to:
Current operations	138,153	167,733
Non-deductible items	-	12,440
Change in tax rates	(585)	(19)
Change in valuation allowance	(137,568)	(180,154)

Net refundable amount	-	-

The composition of the company’s deferred tax assets as at April 30, 2016 and April 30, 2015 is as follows:

	April 30,	April 30,
	2016	2015
	$	$

Net operating loss carryforward	544,495	469,996
Equipment	144	157
Less: Valuation allowance	(544,639)	(470,153)
Net deferred tax asset	-	-

11.	Comparative figures

Certain 2015 figures have been reclassified to conform to the presentation adopted in the current year.

12.	Lease agreements

We currently rent an office, warehouse, and assembly space of about 2,000 square feet at 8755 Ash Street, Suite 1, Vancouver, British Columbia, Canada, V6P 6T3. Our office is also in the same location. Effective March 1, 2016, we are required to pay $2,705 CAD plus applicable GST per month for rent. The original term of our lease was for a period of one year. We are currently renting this space month-to-month.

13.	Subsequent events

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2016 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of April 30, 2016, our company determined that there were control deficiencies that constituted material weaknesses, as described below:

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

Changes in Internal Controls

During the period ended April 30, 2016, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Hassan Salari	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director	62	March 16, 2010
Bin Huang	Director	58	January 15, 2013
Dominique F. Borrelly	Director	56	January 18, 2013

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

Hassan Salari – President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director

Hassan Salari has acted as a director of our company since March 16, 2010. He was subsequently appointed as president and chief executive officer on July 26, 2012 and as chief financial officer, treasurer and secretary on January 15, 2013. Hassan Salari is an entrepreneur and scientist. Dr. Salari has over 30 years’ experience in the biotechnology field, specializing in highly sophisticated research and drug development programs and business development.

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

Bin Huang – Director

Bin Huang was appointed as a director of our company on January 15, 2013. Bin Huang is a seasoned life-sciences executive with broad experiences in general management, business development, financing and corporate governance in Canada and Asia.

From 2007 to December 2012, Mrs. Huang acted as president and chief executive officer of WEX Pharmaceuticals Inc. WEX is a subsidiary of CK Life Sciences Int’l., (Holdings) Inc. (“CKLS”), listed on The Stock Exchange of Hong Kong Limited (stock code: 0775). Mrs. Huang assisted WEX with completing a Canadian phase 3 trial of tetrodotoxin for cancer pain, conducted a US phase 2 trial for chemotherapy-induced neuropathic pain, and completed a $35M financing in 2010. Mrs. Huang left WEX to join our company.

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

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended April 30, 2016, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended April 30, 2016 and 2015; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended April 30, 2016 and 2015, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Hassan Salari(1) President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director	2016 2015	73,000 150,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	73,000 150,000

(1)	Dr. Hassan Salari was appointed as a director of our company on March 16, 2010 and as president and chief executive officer on July 26, 2012 and as chief financial officer, treasurer and secretary on January 15, 2013.

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

Grants of Plan-Based Awards

During our fiscal year ended April 30, 2016 there were no grants of plan based awards to our named officers or directors.

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

Option Exercises and Stock Vested

During our fiscal year ended April 30, 2016 there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

The following table sets forth a summary of the compensation paid to our non-employee directors in 2016:

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Bin Huang (1)	-	-	-	-	-	-	-
Dominique F. Borrelly (2)	-	-	-	-	-	-	-

(1)	Bin Huang was appointed as a director of our company on January 15, 2013.

(2)	Dominique F. Borrelly was appointed as a director of our company on January 18, 2013.

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

The following table sets forth, as of July 20, 2016, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class
Hassan Salari 1517 West 58 Avenue Vancouver BC V6P 6T3	34,771,588 Common	52.34%
Bin Huang 1199 Seymour Street, Suite 2407 Vancouver, BC V6B 1K3	75,000 Common (2)	*
Dominique F. Borrelly 1393 - 161B Street Surrey, BC V4A 7L7	155,000 Common (2)	*

Directors and Executive Officers as a Group	35,001,588 Common	52.57%

Francine Salari 1517 West 58 Avenue Vancouver BC V6P 6T3	19,000,005 Common	28.60%

Other Shareholders	19,000,005 Common	28.60%

* Less than 1%.

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on July 20, 2016. As of July 20, 2016, there were 66,429,868 shares of our company’s common stock issued and outstanding.

(2)	Includes options to acquire an aggregate of 75,000 shares of common stock by each of our directors, Bin Huang and Dominique F. Borrelly, exercisable within 60 days.

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

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended April 30, 2016, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

As at April 30, 2016, $977,887 is payable to a related party of our company related to operating expenses paid on behalf of our company (April 30, 2015 –$921,227). This balance bears non-compounded interest at a rate of 5% per annum, is unsecured and has no fixed terms of repayment.

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

The aggregate fees billed for the most recently completed fiscal year ended April 30, 2016 and for the fiscal year ended April 30, 2015 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	April 30, 2016 $	April 30, 2015 $
Audit Fees	12,500	12,500
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	12,500	12,500

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

ETERNITY HEALTHCARE INC.
(Registrant)

Dated: July 20, 2016	/s/ Hassan Salari
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

Dated: July 20, 2016	/s/ Hassan Salari
Hassan Salari
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated: July 20, 2016	/s/ Bin Huang
Bin Huang
Director

Dated: July 20, 2016	/s/ Dominique F. Borrelly
Dominique F. Borrelly
Director

