Form 10-Q
period 2016-07-31
ETERNITY HEALTHCARE INC.
filed 2016-09-13
CIK 1437822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2016

or

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

66,429,868 common shares issued and outstanding as of September 13, 2016.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited interim consolidated financial statements of Eternity Healthcare Inc. for the three month period ended July 31, 2016 are included with this Quarterly Report on Form 10-Q.

1

Eternity Healthcare Inc.

Consolidated Financial Statements

For the three months ended July 31, 2016

(Expressed in U.S. Dollars)

Eternity Healthcare Inc.

Consolidated Balance Sheet

(Expressed in U.S. Dollars)

	July 31, 2016 $	April 30, 2016 $
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	152,987	259,040
Short-term investments (Note 5)	308,685	320,584
Prepaid expenses	32,500	32,593
GST/HST receivable	1,522	3,337
Inventory (Note 6)	2,289	3,064

Total assets	497,983	618,618

Liabilities
Current liabilities
Accounts payable and accrued liabilities (Note 7)	146,737	156,944
Due to related parties (Note 8)	945,640	977,887
	1,092,377	1,134,831

Shareholders’ equity (deficit)
Capital stock (Note 9)

Authorized
300,000,000 common shares, par value $ 0.001
Issued and outstanding
July 31, 2016 – 66,429,868 common shares April 30, 2016 – 66,429,868 common shares	66,430	66,430
Additional paid-in capital	1,539,591	1,539,591
Accumulated other comprehensive income (loss)	13,840	(11,412)
Accumulated deficit	(2,214,255)	(2,110,822)

Total stockholders’ (deficit)	(594,394)	(516,213)

Total liabilities and stockholders’ equity (deficit)	497,983	618,618

The accompanying notes are an integral part of these consolidated financial statements.

Eternity Healthcare Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. Dollars)

(Unaudited)

	For the three months ended July 31, 2016 $	For the three months ended July 31, 2015 $
Sales
Product sales	2,173	6,294
Cost of goods sold	863	2,595
	1,310	3,699

Expenses
General and administrative	21,466	27,416
Professional fees	18,310	3,977
Research and development	19,998	-
Salaries	34,397	40,922
	94,171	72,315

Other items
Interest expense – related party	(11,098)	(11,957)
Interest income	526	1,547
	(10,572)	(10,416)

Net loss for the period	(103,433)	(79,032)

Comprehensive loss
Net loss for the period	(103,433)	(79,032)
Foreign currency translation adjustments	25,252	25,907

Comprehensive (loss) for the period	(78,181)	(53,125)

Comprehensive (loss) per share - basic and diluted	(0.00)	(0.00)

Net loss per share - basic and diluted	(0.00)	(0.00)

Weighted average number of common shares Outstanding - basic and diluted	66,429,868	66,429,868

The accompanying notes are an integral part of these consolidated financial statements.

Eternity Healthcare Inc.

Consolidated Statements of Cash Flows

(Expressed in U.S. Dollars)

(Unaudited)

	For the three months ended July 31, 2016 $	For the three months ended July 31, 2015 $

Operating activities
Net loss	(103,433)	(79,032)
Adjustments to reconcile net loss to net cash used in operating activities
Expenses paid on behalf of the Company by related parties	8,747	-
Changes in operating assets and liabilities
Inventory	576	2,664
Prepaid expenses	90	(3,712)
Accounts payable and accrued liabilities	6,942	15,993
Accounts receivable	1,173	(1,603)

Net cash used in operating activities	(85,905)	(65,690)

Investing activities
Net cash used in investing activities	-	-

Financing activities
Proceeds from related party payables	100,288	136,339
Repayments on related party payables	(114,467)	(24,060)

Net cash provided by (used in) financing activities	(14,179)	112,279

Effect of exchange rate changes on cash	(5,969)	(23,819)

Increase (decrease) in cash	(106,053)	22,770

Cash, beginning of period	259,040	414,147

Cash, end of period	152,987	436,917

The accompanying notes are an integral part of these consolidated financial statements.

Eternity Healthcare Inc.

Notes to the Consolidated Financial Statements

July 31, 2016

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

On December 13, 2010, pursuant to the terms of a share exchange agreement, the Company acquired 100% of the issued and outstanding common stock of Eternity Healthcare Inc., a company incorporated under the laws of Canada on December 10, 2009 and registered to operate in British Columbia (“Eternity BC”), for 60,000,000 shares of its own common stock, which were distributed to the shareholders of Eternity BC (the “Share Exchange Agreement”).

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

On June 25, 2012, the Company entered into a marketing agreement with Mika Medical Company of Korea to be the sole marketer of a new line of needle-free injection product for North America. Furthermore, the marketing agreement was extended to some European countries (German, France, and Spain) in December 2012. Additionally, the Company obtained the rights to market the products throughout the world with an amendment dated December 20, 2012.

Since signing the Distribution Agreement with Mika Medicals, the Company has emerged in organizational and start up activities, including developing a new business plan, making arrangements for office space and raising additional capital. The Company is generating revenue from product sales.

On June 5, 2014 the Company registered to operate within the state of Arizona with the intention to take over operations within the United States from the Canadian subsidiary. Beginning January 1, 2016 the Company took over operations within the United States from the Canadian Company.

The Company has a net loss of $ 103,433 for the three months ended July 31, 2016 (July 31, 2015 - $79,032) and has a working capital deficit of $594,394 as at July 31, 2016 (April 30, 2016 - $516,213).

2.	Condensed financial statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, result of operations, and cash flows at July 31, 2016, and for all periods presented herein, have been made.

Eternity Healthcare Inc.

Notes to the Consolidated Financial Statements

July 31, 2016

(Expressed in U.S. Dollars)

(Unaudited)

2.	Condensed financial statements - continued

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2016 audited financial statements. The results of operations for the period ended July 31, 2016 and 2015 are not necessarily indicative of the operating results for the full year.

3.	Going concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on its obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. However, management is currently reviewing the possibility of partnering with, merging with, or acquisition of another medical device company with strong marketing abilities.

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

Revenue

Revenue is recognized at the point of sale and includes shipping revenue for the delivery to the purchaser. Total revenues do not include sales taxes as we serve as a pass-through conduit for collecting and remitting sales taxes. We recognize retail sales returns as they occur as historical returns have been negligible. In accordance with SAB 104, revenue is recognized when (i) there is persuasive evidence that an arrangement exists, (ii) delivery has occurred or service has been rendered, (iii) the price is fixed or determinable, and (iv) collection is reasonably assured.

Eternity Healthcare Inc.

Notes to the Consolidated Financial Statements

July 31, 2016

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

Currency risk

The Company’s operating expenses are primarily incurred in Canadian dollars, and fluctuation of the Canadian dollar in relation to the United States dollar will have an impact upon the profitability of the Company and may also have an effect of the value of the Company. The Company has not entered into any agreements or purchased any instruments to hedge possible currency risk. At July 31, 2016 1 United States dollar was equal to 1.3041 Canadian dollars.

Basic and diluted net income (loss) per share

The Company computes net income (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at July 31, 2016 there were outstanding stock options totaling 200,000 common shares (Note 10).

Research and development

The Company recognizes research and development costs in accordance with ASC 730, “Research and Development”, which requires the Company to expense research and development costs as they are incurred.

Eternity Healthcare Inc.

Notes to the Consolidated Financial Statements

July 31, 2016

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

Comprehensive loss

ASC 22, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at July 31, 2016, the Company has items that represent a comprehensive income (loss) and, therefore, has included a schedule of comprehensive income (loss) in the financial statements.

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

On August 18, 2015 the Company invested $600,000 CAD ($459,000 USD) in a One Year Cashable Guaranteed Investment Certificate (GIC) term deposit. The investment has a one year term that matures on August 18, 2016 and bears interest at a rate of 0.672% per annum.

On March 14, 2016 the Company withdrew $200,000 CAD ($150,000 USD) from the GIC and received interest of $770 CAD ($576 USD). The remaining $400,000 CAD ($307,000 USD) continues to earn interest at a rate of 0.672% per annum. The Company has recognized interest of $678 CAD ($523 USD) to July 31, 2016 with an additional $126 CAD anticipated over the remaining term.

Eternity Healthcare Inc.

Notes to the Consolidated Financial Statements

July 31, 2016

(Expressed in U.S. Dollars)

(Unaudited)

6.	Inventory

Inventory consists of needle free injection products that are held for resale. Inventory is stated at the lower of cost or market with cost determined under the weighted average cost method. As of July 31, 2016 and April 30, 2016 inventory consisted of the following:

	July 31,	April 30,
	2016	2016
	$	$

Raw Material	-	-
Work in progress	-	-
Finished goods	2,289	3,064
Reserve for obsolescence	-	-

	2,289	3,064

7.	Accounts payable and accrued liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured, and have settlement dates within one year.

8.	Due to related parties and related party transactions

During the three months ended July 31, 2016, the Company received $100,288 in additional cash loans from related parties of the Company and made repayments to related parties of $114,467. Total related party notes payable as of July 31, 2016 were $945,640. This balance is interest bearing at 5% per year on the principle balance, unsecured and has no fixed terms of repayment. During the three months ended July 31, 2016, the Company recorded interest expense of $11,098 with regard to the outstanding related party loans.

9.	Capital stock

Authorized

The total authorized capital is 300,000,000 common shares with a par value of $ 0.001 per common share.

10.	Stock options

During the fiscal year ended April 30, 2013, the Company granted 200,000 stock options for services. The fair value of the stock options granted were estimated on the date granted using the Black-Scholes pricing model, with the following assumptions used for the valuation: exercise price of $0.55 per share, average risk-free interest rate of 0.79%, expected dividend yield of zero, expected lives of five years and an average expected volatility of 2.99%. During the three months ended July 31, 2016 and 2015, the Company recognized expense of nil and nil related to options that vested, respectively.

During the three-month period ended July 31, 2016, the Company issued no new stock options.

Eternity Healthcare Inc.

Notes to the Consolidated Financial Statements

July 31, 2016

(Expressed in U.S. Dollars)

(Unaudited)

10.	Stock options - continued

A summary of the status of the Company’s stock options and warrants as of July 31, 2016 is presented below:

Number of
Shares

Balance of stock options and warrants as at April 30, 2016	200,000
Warrants and options granted	-
Exercised, forfeited or expired	-
Outstanding at July 31, 2016	200,000
Exercisable at July 31, 2016	200,000

The following table summarizes information about the stock options and warrants as of July 31, 2016:

	Options and Warrants Outstanding			Options and Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life(in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.80	200,000	1.46	$0.80	200,000	$0.80

11.	Subsequent events

In accordance with ASC 855, the Company’s management has evaluated the subsequent events through the date the financial statements were issued and has found no subsequent events to report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q and other reports filed by our company from time to time with the United States Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements (collectively the “Filings”) and information that are based upon beliefs of, and information currently available to, our company’s management as well as estimates and assumptions made our company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to our company or our company’s management identify forward-looking statements. Such statements reflect the current view of our company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of our company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2016, filed with the SEC, relating to our company’s industry, our company’s operations and plan of operations, and any businesses that our company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

As used in this quarterly report, the terms, “we”, “us”, “our” and “our company” refer to Eternity Healthcare Inc. and our wholly owned subsidiary Eternity Health Care Inc., a Canadian Federal corporation, extra-provincially registered in British Columbia, unless the context clearly requires or states otherwise.

General Overview

We were incorporated in the State of Nevada on October 24, 2007. On September 23, 2010, we changed our name to Eternity Healthcare Inc., and we effected a reverse split of our issued and outstanding common stock on a 10 old shares for 1 new share basis.

On December 13, 2010 we entered into and completed a share exchange agreement with Eternity Healthcare Inc., a Canadian corporation registered to operate in British Columbia, wherein we acquired Eternity BC as our wholly owned subsidiary and abandoned our former business to focus on the operations of Eternity BC.

On June 5, 2014, we registered to operate within the state of Arizona with the intention to take over operations within the United States from the Canadian subsidiary. Beginning January 1, 2016, we took over operations within the United States from Eternity Healthcare, Inc. (BC).

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

Results of Operations for the Three Months Ended July 31, 2016 and 2015

The following summary of our results of operations should be read in conjunction with our unaudited interim consolidated financial statements for the quarter ended July 31, 2016 which are included herein.

Our operating results for the three month periods ended July 31, 2016 and 2015 and the changes between those periods for the respective items are summarized as follows:

	Three Month Period Ended July 31, 2016	Three Month Period Ended July 31, 2015	Change Between Three Month Periods Ended July 31, 2015 and July 31, 2016
Sales	$2,173	$6,294	$(4,121)
Cost of goods sold	$863	$2,595	$(1,732)
Operating expenses	$94,171	$72,315	$21,856
Net loss	$(103,433)	$(79,032)	$(24,401)

Our expenses increased during the three month period ended July 31, 2016 compared to the same period in 2015. Expenses increased primarily as a result of increases in professional fees and research and development.

Revenues

We have earned net revenues of $2,173 for the period ended July 31, 2016 compared with $6,294 for the period ended July 31, 2015. We have incurred $94,171 operating expenses for the period ended July 31, 2016 compared with $72,315 for the period ended July 31, 2015.

Expenses

Our expenses for the three months ended July 31, 2016 and 2015 are outlined in the table below:

	Three Month Period Ended July 31, 2016	Three Month Period Ended July 31, 2015
General and administrative	$21,466		$27,425
Professional fees	$18,310		$3,977
Research and development	$19,998	$	Nil
Salaries	$34,397		$40,922
Total operating expenses	$94,171		$72,315

Our operating expenses amounted to $94,171 during the three month period ended July 31, 2016 which comprised primarily of salaries, research and development expenses, professional fees and general and administrative costs. For the three month period ended July 31, 2015, our operation expenses amounted to $72,315. The increase in the current year is due to the fact that we incurred more professional fees and research and development expenses.

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

Research and Development Expenses

Research and development costs incurred during the quarter were for the continued development and testing of potential new products to be brought to market.

Liquidity and Financial Condition

Working Capital

	At July 31, 2016 ($)	At April 30, 2016 ($)
Current Assets	$497,983	$618,618
Current Liabilities	$1,092,377	$1,134,831
Working Capital Deficit	$(594,394)	$(516,213)

Cash Flows

	Three Month Period Ended July 31, 2016 ($)		Three Month Period Ended July 31, 2015 ($)
Cash Flows used in Operating Activities		$(85,905)		$(65,690)
Cash Flows used in Investing Activities	$	Nil	$	Nil
Cash Flows provided by (used in) Financing Activities		$(14,179)		$112,279
Effect of Exchange Rate Changes on Cash		$(5,969)		$(23,819)
Net Increase (Decrease) in Cash During Period		$(106,053)		$22,770

As of July 31, 2016, our total assets were $497,983 and our total liabilities were $1,092,377 and we had a working capital deficit of $594,394. Our unaudited financial statements report a net loss of $103,433 for the three months ended July 31, 2016 compared to a net loss of $79,032 for the same period in 2015.

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

Going Concern

The interim consolidated financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has generated minimal revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of July 31, 2016, our company has an accumulated deficit of $2,214,255. Our interim consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

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

Revenue

Revenue is recognized at the point of sale and includes shipping revenue for the delivery to the purchaser. Total revenues do not include sales taxes as we serve as a pass-through conduit for collecting and remitting sales taxes. We recognize retail sales returns as they occur as historical returns have been negligible. In accordance with SAB 104, revenue is recognized when (i) there is persuasive evidence that an arrangement exists, (ii) delivery has occurred or service has been rendered, (iii) the price is fixed or determinable, and (iv) collection is reasonably assured.

Foreign currency translation

Our company’s functional currency is the Canadian dollar and reporting currency is the U.S. dollar. All transactions initiated in other currencies are translated into the reporting currency in accordance with ASC 830, “Foreign Currency Matters” as follows:

1.	Assets and liabilities at the rate of exchange in effect at the balance sheet date; and

2.	Revenue and expense items at rate of exchange at the dates on which those elements are recognized.

Gains and losses on translation are included in other comprehensive income (loss) in stockholders’ deficiency for the period.

Fair value

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and due to related parties approximate their fair values because of the short-term maturity of these financial instruments.

Interest rate risk

We are not exposed to significant interest rate risk due to the short-term maturity of its monetary assets and liabilities.

Credit risk

Credit risk is the risk of loss associated with counterparty’s inability to fulfill its payment obligations. Our company’s credit risk is primarily attributable to cash and accounting receivable. Management believes that the credit risk concentration with respect to financial instruments included in cash and accounts receivable is remote.

Currency risk

Our company’s operating expenses are primarily incurred in Canadian dollars, and fluctuation of the Canadian dollar in relation to the United States dollar will have an impact upon the profitability of our company and may also have an effect of the value of our company’s. Our company has not entered into any agreements or purchased any instruments to hedge possible currency risk. At July 31, 2016 1 United States dollar was equal to 1.3041 Canadian dollars.

Basic and diluted net income (loss) per share

Our company computes net income (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at July 31, 2016 there were outstanding stock options totaling 200,000 common shares (Note 10).

Research and development

Our company recognizes research and development costs in accordance with ASC 730, “Research and Development”, which requires our company to expense research and development costs as they are incurred.

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

Comprehensive loss

ASC 22, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at July 31, 2016, our company has items that represent a comprehensive income (loss) and, therefore, has included a schedule of comprehensive income (loss) in the financial statements.

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

As of the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report due to the material weaknesses in our internal controls over financial reporting identified in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on July 21, 2016.

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

ETERNITY HEALTHCARE INC.

Date: September 13, 2016	/s/ Hassan Salari
Hassan Salari
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

