Form 10-Q
period 2016-10-31
ETERNITY HEALTHCARE INC.
filed 2016-12-13
CIK 1437822

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2016

or

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

(604) 324-1113

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

66,429,868 common shares issued and outstanding as of December 12, 2016.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited consolidated interim financial statements of Eternity Healthcare Inc. as at October 31, 2016, have been prepared by our management in conformity with accounting principles generally accepted in the United States of America and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the six month period ended October 31, 2016 are not necessarily indicative of the results that can be expected for the year ending April 30, 2017.

1

Eternity Healthcare Inc.

Consolidated Financial Statements

For the six months ended October 31, 2016

(Expressed in U.S. Dollars)

Eternity Healthcare Inc.

Consolidated Balance Sheet

(Expressed in U.S. Dollars)

	October 31,	April 30,
	2016	2016
	$	$
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	325,690	259,040
Short-term investments (Note 5)	-	320,584
Prepaid expenses	21,360	32,593
GST/HST receivable	3,189	3,337
Inventory (Note 6)	30,283	3,064

Total assets	380,522	618,618

Liabilities
Current liabilities
Accounts payable and accrued liabilities (Note 7)	139,486	156,944
Due to related parties (Note 8)	930,762	977,887
	1,070,248	1,134,831

Shareholders’ equity (deficit)
Capital stock (Note 9)

Authorized 300,000,000 common shares, par value $ 0.001
Issued and outstanding October 31, 2016 – 66,429,868 common shares April 30, 2016 – 66,429,868 common shares	66,430	66,430
Additional paid-in capital	1,539,591	1,539,591
Accumulated other comprehensive gain (loss)	34,682	(11,412)
Accumulated deficit	(2,330,429)	(2,110,822)

Total stockholders’ (deficit)	(689,726)	(516,213)

Total liabilities and stockholders’ equity (deficit)	380,522	618,618

The accompanying notes are an integral part of these consolidated financial statements.

Eternity Healthcare Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. Dollars)

(Unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	October 31, 2016	October 31, 2015	October 31, 2016	October 31, 2015
	$	$	$	$

Sales
Product sales	560	25,394	2,733	31,688
Cost of goods sold	188	10,290	1,051	12,885
Gross margin	372	15,104	1,682	18,803

Operating Expenses
General and administrative	47,117	23,879	68,583	51,295
Professional fees	9,396	14,395	27,706	18,372
Research and development	1,918	33,050	21,916	33,050
Salaries	47,183	33,285	81,580	74,207
Total operating expenses	105,614	104,609	199,785	176,924

Net loss from operations	(105,242)	(89,505)	(198,103)	(158,121)

Other income/(expenses)
Interest expense	(11,026)	(12,456)	(22,124)	(24,413)
Interest income	94	792	620	2,333
	(10,932)	(11,664)	(21,504)	(22,080)

Net loss for the period	(116,174)	(101,169)	(219,607)	(180,201)

Other comprehensive loss
Foreign currency translation adjustments	20,842	(84)	46,094	25,823

Comprehensive loss for the period	(95,332)	(101,253)	(173,513)	(154,378)

Net loss per share - basic and diluted	(0.002)	(0.002)	(0.003)	(0.003)

Weighted average number of common shares Outstanding - basic and diluted	66,429,868	66,429,868	66,429,868	66,429,868

The accompanying notes are an integral part of these consolidated financial statements

Eternity Healthcare Inc.

Consolidated Statements of Cash Flows

(Expressed in U.S. Dollars)

(Unaudited)

	For the six months ended October 31,	For the six months ended October 31,
	2016	2015
	$	$

Operating activities
Net loss for the period	(219,607)	(180,201)
Adjustments to reconcile to net loss to net cash used in operating activities
Expenses paid on behalf of the Company by related parties	8,695	-
Changes in operating assets and liabilities
Inventory	(26,645)	8,721
Prepaid expenses	10,270	(1,917)
Accounts payable and accrued liabilities	14,465	29,977
Accounts receivable	1,376	4,761

Net cash used in operating activities	(211,446)	(138,659)

Investing activities
Short-term investments	306,739	-

Net cash used in investing activities	306,739	-

Financing activities
Proceeds from related party payables	99,690	434,568
Repayments on related party payables	(113,784)	(124,831)

Net cash provided by financing activities	(14,094)	309,737

Effect of exchange rate changes on cash	(14,549)	(24,119)

Increase (decrease) in cash	66,650	146,959

Cash, beginning of period	259,040	414,147

Cash, end of period	325,690	561,106

The  accompanying notes are an integral part of these consolidated financial statements

Eternity Healthcare Inc.

Notes to the Consolidated Financial Statements

October 31, 2016

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

On June 5, 2014 the Company registered to operate within the state of Arizona with the intention to take over operations within the United States from the Canadian subsidiary. Beginning January 1, 2016 the Company took over operations within the United States from the BC Company.

The Company has a net loss of $ 219,607 for the six months ended October 31, 2016 (October 31, 2015 - $ 180,201) and has a working capital deficit of $ 689,726 as at October 31, 2016 (April 30, 2016 - $ 516,213).

2.	Condensed financial statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, result of operations, and cash flows at October 31, 2016, and for all periods presented herein, have been made.

Eternity Healthcare Inc.

Notes to the Consolidated Financial Statements

October 31, 2016

(Expressed in U.S. Dollars)

(Unaudited)

2.	Condensed financial statements - continued

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2016 audited financial statements. The results of operations for the period ended October 31, 2016 and 2015 are not necessarily indicative of the operating results for the full year.

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

October 31, 2016

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

Currency risk

The Company’s operating expenses are primarily incurred in Canadian dollars, and fluctuation of the Canadian dollar in relation to the United States dollar will have an impact upon the profitability of the Company and may also have an effect of the value of the Company’s. The Company has not entered into any agreements or purchased any instruments to hedge possible currency risk. At October 31, 2016 1 United States dollar was equal to 1.3403 Canadian dollars.

Basic and diluted net income (loss) per share

The Company computes net income (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at October 31, 2016 there were outstanding stock options totaling 200,000 common shares (Note 9).

Research and development

The Company recognizes research and development costs in accordance with ASC 730, “Research and Development”, which requires the Company to expense research and development costs as they are incurred.

Eternity Healthcare Inc.

Notes to the Consolidated Financial Statements

October 31, 2016

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

Comprehensive loss

ASC 22, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at October 31, 2016, the Company has items that represent a comprehensive income (loss) and, therefore, has included a schedule of comprehensive income (loss) in the financial statements.

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

On August 18, 2015 the Company invested $600,000 CAD ($ 459,000 USD) in a One Year Cashable Guaranteed Investment Certificate (GIC) term deposit. The investment had a one year term that matured on August 18, 2016 and bears interest at a rate of 0.672% per annum.

On March 14, 2016 the Company withdrew $200,000 CAD ($ 150,000 USD) from the GIC and received interest of $770 CAD ($ 576 USD). The remaining $ 400,000 CAD ($ 307,000 USD) continued to earn interest at a rate of 0.672% per annum until its maturity on August 18, 2016. The Company has recognized interest of $ 802 CAD ($ 616 USD) to October 31, 2016. The Company no longer has any short-term investments as at October 31, 2016.

Eternity Healthcare Inc.

Notes to the Consolidated Financial Statements

October 31, 2016

(Expressed in U.S. Dollars)

(Unaudited)

6.	Inventory

Inventory consists of needle free injection products that are held for resale. Inventory is stated at the lower of cost or market with cost determined under the weighted average cost method. As of October 31, 2016 and April 30, 2016 inventory consisted of the following:

	October 31,	April 30,
	2016	2016
	$	$

Raw Material	-	-
Work in progress	-	-
Finished goods	30,283	3,064
Reserve for obsolescence	-	-

	30,283	3,064

7.	Accounts payable and accrued liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured, and have settlement dates within one year.

8.	Due to related parties and related party transactions

During the six months ended October 31, 2016, the Company received $99,690 in additional cash loans from related parties of the Company and made repayments to related parties of $113,784. Total related party notes payable as of October 31, 2016 were $ 930,762. This balance is interest bearing at 5% per year on the principle balance, unsecured and has no fixed terms of repayment. During the six months ended October 31, 2016, the Company recorded interest expense of $ 22,124 with regard to the outstanding related party loans.

9.	Capital stock

Authorized

The total authorized capital is 300,000,000 common shares with a par value of $ 0.001 per common share.

10.	Stock options

During the fiscal year ended April 30, 2013, the Company granted 200,000 stock options for services. The fair value of the stock options granted were estimated on the date granted using the Black-Scholes pricing model, with the following assumptions used for the valuation: exercise price of $0.55 per share, average risk-free interest rate of 0.79%, expected dividend yield of zero, expected lives of five years and an average expected volatility of 2.99%. During the six months ended October 31, 2016 and 2015, the Company recognized expense of nil and nil related to options that vested, respectively.

Eternity Healthcare Inc.

Notes to the Consolidated Financial Statements

October 31, 2016

(Expressed in U.S. Dollars)

(Unaudited)

10.	Stock options - continued

During the six-month period ended October 31, 2016, the Company issued no new stock options.

A summary of the status of the Company’s stock options and warrants as of October 31, 2016 is presented below:

Number of
Shares

Balance of stock options and warrants as at April 30, 2016	200,000
Warrants and options granted	-
Exercised, forfeited or expired	-
Outstanding at October 31, 2016	200,000
Exercisable at October 31, 2016	200,000

The following table summarizes information about the stock options and warrants as of October 31, 2016:

	Options and Warrants Outstanding			Options and Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life(in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.80	200,000	1.21	$0.80	200,000	$0.80

11.	Subsequent events

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

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars unless otherwise stated. All references to “common stock” refer to the common shares in our capital stock.

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

Results of Operations for the Three and Six Months Ended October 31, 2016 and 2015

The following summary of our results of operations should be read in conjunction with our unaudited interim consolidated financial statements for the quarter ended October 31, 2016 which are included herein.

Our operating results for the three and six month periods ended October 31, 2016 and 2015 and the changes between those periods for the respective items are summarized as follows:

	Three Month Period Ended October 31, 2016	Three Month Period Ended October 31, 2015
Product Sales	$560	$25,394

Cost of goods sold	$188	$10,290
Operating expenses	$105,614	$104,609
Total other income/(expenses)	$(10,932)	$(11,664)
Net loss	$(116,174)	$(101,169)

Our expenses increased during the three month period ended October 31, 2016 compared to the same period in 2015 primarily as a result of an increase in general and administrative expenses and salaries which was offset by a decrease in professional fees and research and development.

	Six Month Period Ended October 31, 2016	Six Month Period Ended October 31, 2015
Product Sales	$2,733	$31,688

Cost of goods sold	$1,051	$12,885
Operating expenses	$199,785	$176,924
Total other (income) expenses	$(21,504)	$(22,080)
Net loss	$(219,607)	$(180,201)

Our expenses increased during the six month period ended October 31, 2016 compared to the same period in 2015 primarily as a result of an increase in general and administrative expenses, salaries and professional fees which was offset by an decrease in research and development.

Revenues

We have earned net revenues of $2,733 for the six month period ended October 31, 2016 compared with $31,688 for the six month period ended October 31, 2015. The decrease in revenue is a result of the Company shifting efforts to develop a product internally versus marketing the current product. We have incurred $199,785 in operating expenses for the six month period ended October 31, 2016 compared with $176,924 for the six month period ended October 31, 2015.

We have earned net revenues of $560 for the three month period ended October 31, 2016 compared with $25,394 for the three month period ended October 31, 2015. The decrease in revenue is a result of the Company shifting efforts to develop a product internally versus marketing the current product. We have incurred $105,614 in operating expenses for the three month period ended October 31, 2016 compared with $104,609 for the three month period ended October 31, 2015.

Expenses

Our expenses for the three and six months ended October 31, 2016 and 2015 are outlined in the table below:

	Three Month Period Ended October 31, 2016	Three Month Period Ended October 31, 2015	Six Month Period Ended October 31, 2016	Six Month Period Ended October 31, 2015
General and administrative	$47,117	$23,879	$68,583	$51,295
Professional fees	$9,396	$14,395	$27,706	$18,372
Research and development	$1,918	$33,050	$21,916	$33,050
Salaries	$47,183	$33,285	$81,580	$74,207

General and administrative

General and administrative expenses have increased during the three and six month period ended October 31, 2016 compared to the three and six month period ended October 31, 2015 as a result of additional expenditure efforts to raise financing.

Professional Fees

Professional fees include accounting and auditing expenses incurred in connection with the preparation and audit of our financial statements and professional fees that we pay to our legal counsel. Our accounting and auditing expenses were incurred in connection with the preparation of our audited financial statements and unaudited interim consolidated financial statements. Our legal expenses represent amounts paid to legal counsel in connection with our corporate organization. Professional fees have decreased during the three month period ended October 31, 2016 compared to the three month period ended October 31, 2015 as a result of a lower level of activity. Professional fees have increased during the six month period ended October 31, 2016 compared to the six month period ended October 31, 2015 as a result of timing issues and increased professional expenses in the first quarter of 2016 relating to operations in the United States.

Research and development

Research and development costs have decreased during the three and six month period ended October 31, 2016 compared to the three and six month period ended October 31, 2015 as a result of the Company spending less on product development.

Liquidity and Financial Condition

Working Capital

	At October 31, 2016 ($)	At April 30, 2016 ($)
Current Assets	$380,522	$618,618
Current Liabilities	$1,070,248	$1,134,831
Working (Deficit) Capital	$(689,726)	$(516,213)

Cash Flows

	Six Month Period Ended October 31, 2016 ($)	Six Month Period Ended October 31, 2015 ($)
Cash Flows used in Operating Activities	$(211,446)		$(138,659)
Cash Flows used in Investing Activities	$306,739	$	Nil
Cash Flows (used in) provided by Financing Activities	$(14,094)		$309,737
Effect of Exchange Rate Changes on Cash	$(14,549)		$(24,119)
Net Increase (Decrease) in Cash During Period	$66,650		$146,959

As of October 31, 2016, our total assets were $380,522 and our total liabilities were $1,070,248 and we had a working capital deficit of $689,726. Our unaudited financial statements report a net loss of $219,607 for the six months ended October 31, 2016 compared to a net loss of $180,201 for the same period in 2015.

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

Going Concern

The interim consolidated financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has generated minimal revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of October 31, 2016, our company has an accumulated deficit of $2,330,429. Our interim consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

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

Currency risk

Our company’s operating expenses are primarily incurred in Canadian dollars, and fluctuation of the Canadian dollar in relation to the United States dollar will have an impact upon the profitability of our company and may also have an effect of the value of our company’s. Our company has not entered into any agreements or purchased any instruments to hedge possible currency risk. At October 31, 2016, 1 United States dollar was equal to 1.3041 Canadian dollars.

Basic and diluted net income (loss) per share

Our company computes net income (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at October 31, 2016 there were outstanding stock options totaling 200,000 common shares.

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

Comprehensive loss

ASC 22, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at October 31, 2016, our company has items that represent a comprehensive income (loss) and, therefore, has included a schedule of comprehensive income (loss) in the financial statements.

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

ETERNITY HEALTHCARE INC.

Date: December 13, 2016	/s/ Hassan Salari
Hassan Salari
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)