Form 10-Q
period 2017-01-31
ETERNITY HEALTHCARE INC.
filed 2017-03-14
CIK 1437822

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2017

or

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

☒ YES      ☐ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

68,929,868 common shares issued and outstanding as of March 9, 2017.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited consolidated interim financial statements of Eternity Healthcare Inc. as at January 31, 2017, have been prepared by our management in conformity with accounting principles generally accepted in the United States of America and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the nine month period ended January 31, 2017 are not necessarily indicative of the results that can be expected for the year ending April 30, 2017.

1

Eternity Healthcare Inc.

Condensed Consolidated Financial Statements

For the nine months ended January 31, 2017

(Expressed in U.S. Dollars)

Eternity Healthcare Inc.

Condensed Consolidated Balance Sheet

(Expressed in U.S. Dollars)

	January 31	April 30
	2017	2016
	$	$
	(Unaudited)
Assets
Cash and cash equivalents	184,433	259,040
Short-term investments (Note 5)	-	320,584
Prepaid expenses	299,748	32,593
GST/HST receivable	946	3,337
Inventory (Note 6)	30,283	3,064

Total current assets	515,410	618,618

Liabilities
Accounts payable and accrued liabilities (Note 7)	138,675	156,944
Due to related parties (Note 8)	884,900	977,887

Total current liabilities	1,023,575	1,134,831

Shareholders’ equity (deficit)
Capital stock (Note 9)

Authorized 300,000,000 common shares, par value $ 0.001, 68,929,868 common shares issued and outstanding as of January 31, 2017 and 66,429,868 common shares issued and outstanding as of April 30, 2016	68,930	66,430
Additional paid-in capital	1,881,740	1,539,591
Accumulated other comprehensive income (loss)	11,448	(11,412)
Accumulated deficit	(2,470,283)	(2,110,822)

Total stockholders’ (deficit)	(508,165)	(516,213)

Total liabilities and stockholders’ equity (deficit)	515,410	618,618

The accompanying notes are an integral part of these condensed consolidated financial statements.

Eternity Healthcare Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. Dollars)

(Unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	January 31, 2017	January 31, 2016	January 31, 2017	January 31, 2016
	$	$	$	$

Sales
Product sales	-	38,861	2,733	70,549
Cost of goods sold	-	18,610	1,051	31,495
Gross margin	-	20,251	1,682	39,054

Operating Expenses
General and administrative	93,042	6,208	161,625	57,503
Professional fees	13,590	10,299	41,296	28,671
Research and development	(43)	38,682	21,873	71,732
Salaries	28,811	43,165	110,391	117,372
Total operating expenses	135,400	98,354	335,185	275,278

Net loss from operations	(135,400)	(78,103)	(333,503)	(236,224)

Other Items
Interest (expense)	(4,450)	(13,191)	(26,574)	(37,604)
Interest income	(4)	720	616	3,053
	(4,454)	(12,471)	(25,958)	(34,551)

Net loss for the period	(139,854)	(90,574)	(359,461)	(270,775)

Other comprehensive income (loss)
Foreign currency translation adjustments	(23,234)	31,932	22,860	57,755
Comprehensive loss for the period	(163,088)	(58,642)	(336,601)	(213,020)

Net loss per share - basic and diluted	(0.002)	(0.001)	(0.005)	(0.004)

Weighted average number of common shares
Outstanding – basic and diluted	68,929,868	66,429,868	67,362,839	66,429,868

The accompanying notes are an integral part of these condensed consolidated financial statements

Eternity Healthcare Inc.

Condensed Consolidated Statements of Cash Flows

(Expressed in U.S. Dollars)

(Unaudited)

	For the nine	For the nine
	months ended	months ended
	January 31,	January 31,
	2017	2016
	$	$

Operating activities
Net loss for the period	(359,461)	(270,775)
Adjustments to reconcile to net loss to net cash used in operating activities
Expenses paid on behalf of the Company by related parties	8,634	-
Amortization of prepaid stock based compensation	83,818	-
Changes in operating assets and liabilities
Inventory	(25,800)	20,651
Prepaid expenses	(7,570)	-
Accounts payable and accrued liabilities	13,745	41,110
Accounts receivable	3,681	1,166

Net cash used in operating activities	(282,953)	(207,488)

Investing activities
Short-term investments	304,567	-

Net cash used in investing activities	304,567	-

Financing activities
Proceeds from related party payables	98,984	424,428
Repayments on related party payables	(189,120)	(274,316)

Net cash provided by financing activities	(90,136)	150,112

Effect of exchange rate changes on cash	(6,085)	(32,200)

Increase (decrease) in cash	(74,607)	(89,576)

Cash, beginning of period	259,040	414,147

Cash, end of period	184,433	324,571

Non cash investing and financing activities
Common stock and warrants issued for prepaid expenses	344,649	-

The accompanying notes are an integral part of these condensed consolidated financial statements

Eternity Healthcare Inc.

Notes to the Condensed Consolidated Financial Statements

January 31, 2017

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

The Company has a net loss of $ 359,461 for the nine months ended January 31, 2017 (January 31, 2016 - $ 270,775) and has a working capital deficit of $ 508,165 as at January 31, 2017 (April 30, 2016 - $ 516,213).

2.	Condensed financial statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, result of operations, and cash flows at January 31, 2017, and for all periods presented herein, have been made.

Eternity Healthcare Inc.

Notes to the Condensed Consolidated Financial Statements

January 31, 2017

(Expressed in U.S. Dollars)

(Unaudited)

2.	Condensed financial statements - continued

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2016 audited financial statements. The results of operations for the period ended January 31, 2017 and 2016 are not necessarily indicative of the operating results for the full year.

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

Eternity Healthcare Inc.

Notes to the Condensed Consolidated Financial Statements

January 31, 2017

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

Currency risk

The Company’s operating expenses are primarily incurred in Canadian dollars, and fluctuation of the Canadian dollar in relation to the United States dollar will have an impact upon the profitability of the Company and may also have an effect of the value of the Company’s. The Company has not entered into any agreements or purchased any instruments to hedge possible currency risk. At January 31, 2017 1 United States dollar was equal to 1.3030 Canadian dollars.

Basic and diluted net income (loss) per share

The Company computes net income (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at January 31, 2017 there were outstanding stock options and warrants totaling 2,200,000 common shares (Notes 10 and 11).

Research and development

The Company recognizes research and development costs in accordance with ASC 730, “Research and Development”, which requires the Company to expense research and development costs as they are incurred.

Eternity Healthcare Inc.

Notes to the Condensed Consolidated Financial Statements

January 31, 2017

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

Comprehensive loss

ASC 22, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at January 31, 2017, the Company has items that represent a comprehensive income (loss) and, therefore, has included a schedule of comprehensive income (loss) in the financial statements.

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

On August 18, 2015 the Company invested $ 600,000 CAD ($ 459,000 USD) in a One Year Cashable Guaranteed Investment Certificate (“GIC”) term deposit. The investment had a one year term that matured on August 18, 2016 and bears interest at a rate of 0.672% per annum.

On March 14, 2016 the Company withdrew $ 200,000 CAD ($ 150,000 USD) from the GIC and received interest of $ 770 CAD ($ 576 USD). The remaining $ 400,000 CAD ($ 307,000 USD) continued to earn interest at a rate of 0.672% per annum until its maturity on August 18, 2016. The Company has recognized interest of $ 802 CAD ($ 616 USD) to January 31, 2017. The Company no longer has any short-term investments as at January 31, 2017.

Eternity Healthcare Inc.

Notes to the Condensed Consolidated Financial Statements

January 31, 2017

(Expressed in U.S. Dollars)

(Unaudited)

6.	Inventory

Inventory consists of needle free injection products that are held for resale. Inventory is stated at the lower of cost or market with cost determined under the weighted average cost method. As of January 31, 2017 and April 30, 2016 inventory consisted of the following:

	January 31,	April 30,
	2017	2016
	$	$

Raw material	-	-
Work in progress	-	-
Finished goods	30,283	3,064
Reserve for obsolescence	-	-

	30,283	3,064

7.	Accounts payable and accrued liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured, and have settlement dates within one year.

8.	Due to related parties and related party transactions

During the nine months ended January 31, 2017, the Company received $ 98,984 in additional cash loans from related parties of the Company and made repayments to related parties of $ 189,120. Total related party notes payable as of January 31, 2017 were $ 884,900. $ 690,750 ($ 900,000 CAD) of this balance is interest bearing at 5% per year on the principle balance, unsecured and has no fixed terms of repayment. As of May 1, 2016, the excess over $ 900,000 CAD is a non-interest bearing balance, unsecured with no fixed terms of repayment. During the nine months ended January 31, 2017, the Company recorded interest expense of $ 26,574 with regard to the outstanding related party loans.

9.	Capital stock

Authorized

The total authorized capital is 300,000,000 common shares with a par value of $ 0.001 per common share.

During the nine-months ended January 31, 2017, the Company issued 2,500,000 common shares in exchange for consulting services provided at an estimated fair value of $ 225,000.

Eternity Healthcare Inc.

Notes to the Condensed Consolidated Financial Statements

January 31, 2017

(Expressed in U.S. Dollars)

(Unaudited)

10.	Warrants

During the nine-month period ended January 31, 2017, the Company granted 2,000,000 warrants for services. The fair value of the stock warrants granted was estimated at $ 119,649 on the date granted using the Black-Scholes pricing model, with the following assumptions used for the valuation: exercise price of $ 0.001 per share, average risk-free interest rate of 0.573%, expected dividend yield of zero, expected lives of three years and an average expected volatility of 247.04%. As at January 31, 2017, $99,325 was recognized as a prepaid expense.

A summary of the status of the Company’s warrants as of January 31, 2017 is presented below:

Number of shares

Warrants as at April 30, 2016	-
Warrants granted	2,000,000
Exercised, forfeited or expired	-
Outstanding at January 31, 2017	2,000,000
Exercisable at January 31, 2017	2,000,000

The following table summarizes information about the warrants as of January 31, 2017:

	Warrants outstanding			Warrants exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life (in years)	Weighted average exercise price	Number exercisable	Weighted average exercise price

$0.001	2,000,000	2.83	$0.001	2,000,000	$0.001

11.	Stock options

During the fiscal year ended April 30, 2013, the Company granted 200,000 stock options for services. The fair value of the stock options granted were estimated on the date granted using the Black-Scholes pricing model, with the following assumptions used for the valuation: exercise price of $ 0.55 per share, average risk-free interest rate of 0.79%, expected dividend yield of zero, expected lives of five years and an average expected volatility of 2.99%. During the nine months ended January 31, 2017 and 2016, the Company recognized expense of $ Nil and $ Nil related to options that vested, respectively.

Eternity Healthcare Inc.

Notes to the Condensed Consolidated Financial Statements

January 31, 2017

(Expressed in U.S. Dollars)

(Unaudited)

11.	Stock options - continued

A summary of the status of the Company’s stock options as of January 31, 2017 is presented below:

Number of shares

Balance of stock options as at April 30, 2016	200,000
Options granted	-
Exercised, forfeited or expired	-

Outstanding at January 31, 2017	200,000

Exercisable at January 31, 2017	200,000

The following table summarizes information about the stock options as of January 31, 2017:

	Options outstanding			Options exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life (in years)	Weighted average exercise price	Number exercisable	Weighted average exercise price

$0.80	200,000	0.95	$0.80	200,000	$0.80

12.	Subsequent events

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

Results of Operations for the Three and Nine Months Ended January 31, 2017 and 2016

The following summary of our results of operations should be read in conjunction with our unaudited interim consolidated financial statements for the quarter ended January 31, 2017 which are included herein.

Our operating results for the three and nine month periods ended January 31, 2017 and 2016 and the changes between those periods for the respective items are summarized as follows:

	Three Month Period Ended January 31, 2017	Three Month Period Ended January 31, 2016
Product Sales	$-	$38,861

Cost of goods sold	$-	$18,610
Operating expenses	$135,400	$98,354
Total other income/(expenses)	$(4,454)	$(12,471)
Net loss	$(139,854)	$(90,574)

Our expenses increased during the three month period ended January 31, 2017 compared to the same period in 2016 primarily as a result of an increase in general and administrative expenses and professional fees which was offset by a decrease in salaries, and research and development.

	Nine Month Period Ended January 31, 2017	Nine Month Period Ended January 31, 2016
Product Sales	$2,733	$70,549

Cost of goods sold	$1,051	$31,495
Operating expenses	$335,185	$275,278
Total other (income) expenses	$(25,958)	$(34,551)
Net loss	$(359,461)	$(270,775)

Our expenses increased during the nine month period ended January 31, 2017 compared to the same period in 2016 primarily as a result of an increase in general and administrative expenses, and professional fees which was offset by a decrease in salaries, and research and development.

Revenues

We have earned net revenues of $1,682 for the nine month period ended January 31, 2017 compared with $39,054, for the nine month period ended January 31, 2016. The decrease in revenue is a result of the Company shifting efforts to develop a product internally versus marketing the current product. We have incurred $335,185 in operating expenses for the nine month period ended January 31, 2017 compared with $275,278 for the nine month period ended January 31, 2016.

We have earned net revenues of nil for the three month period ended January 31, 2017 compared with $20,251 for the three month period ended January 31, 2016. The decrease in revenue is a result of the Company shifting efforts to develop a product internally versus marketing the current product. We have incurred $135,400 in operating expenses for the three month period ended January 31, 2017 compared with $98,354 for the three month period ended January 31, 2016.

Expenses

Our expenses for the three and nine months ended January 31, 2017 and 2016 are outlined in the table below:

	Three Month Period Ended January 31, 2017	Three Month Period Ended January 31, 2016	Nine Month Period Ended January 31, 2017	Nine Month Period Ended January 31, 2016
General and administrative	$93,042	$6,208	$161,625	$57,503
Professional fees	$13,590	$10,299	$41,296	$28,671
Research and development	$(43)	$38,682	$21,873	$71,732
Salaries	$28,811	$43,165	$110,391	$117,372

General and administrative

General and administrative expenses have increased during the three and nine month period ended January 31, 2017 compared to the three and nine month period ended January 31, 2016 as a result of additional expenditure efforts to raise financing.

Professional Fees

Professional fees include accounting and auditing expenses incurred in connection with the preparation and audit of our financial statements and professional fees that we pay to our legal counsel. Our accounting and auditing expenses were incurred in connection with the preparation of our audited financial statements and unaudited interim consolidated financial statements. Our legal expenses represent amounts paid to legal counsel in connection with our corporate organization. Professional fees have increased during the three month period ended January 31, 2017 compared to the three month period ended January 31, 2016 as a result of timing issues and increased professional expenses in the first quarter of 2017. Professional fees have increased during the nine month period ended January 31, 2017 compared to the nine month period ended January 31, 2016 as a result of timing issues and increased professional expenses in the first quarter of 2017 relating to operations in the United States.

Research and development

Research and development costs have decreased during the three and nine month period ended January 31, 2017 compared to the three and nine month period ended January 31, 2016 as a result of the Company spending less on product development.

Salaries

Salaries have decreased during the three and nine month period ended January 31, 2017 compared to the three and nine month period ended January 31, 2016 as a result of fewer employees in the three and nine month period ended January 31, 2017.

Liquidity and Financial Condition

Working Capital

	At January 31, 2017 ($)	At April 30, 2016 ($)
Current Assets	$515,410	$618,618
Current Liabilities	$1,023,575	$1,134,831
Working (Deficit) Capital	$(508,165)	$(516,213)

Cash Flows

	Nine Month Period Ended January 31, 2017 ($)	Nine Month Period Ended January 31, 2016 ($)
Cash Flows used in Operating Activities	$(282,953)		$(207,488)
Cash Flows used in Investing Activities	$304,567	$	Nil
Cash Flows (used in) provided by Financing Activities	$(90,136)		$150,112
Effect of Exchange Rate Changes on Cash	$(6,085)		$(32,200)
Net Increase (Decrease) in Cash During Period	$(74,607)		$(89,576)

As of January 31, 2017, our total assets were $515,410 and our total liabilities were $1,023,575 and we had a working capital deficit of $508,165. Our unaudited financial statements report a net loss of $359,461 for the nine months ended January 31, 2017 compared to a net loss of $270,775 for the same period in 2016.

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

Going Concern

The interim consolidated financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has generated minimal revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of January 31, 2017, our company has an accumulated deficit of $2,470,283. Our interim consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

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

Currency risk

Our company’s operating expenses are primarily incurred in Canadian dollars, and fluctuation of the Canadian dollar in relation to the United States dollar will have an impact upon the profitability of our company and may also have an effect of the value of our company’s. Our company has not entered into any agreements or purchased any instruments to hedge possible currency risk. At January 31, 2017, 1 United States dollar was equal to 1.3030 Canadian dollars.

Basic and diluted net income (loss) per share

Our company computes net income (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at January 31, 2017 there were outstanding stock options and warrants totaling 2,200,000 common shares.

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

Comprehensive loss

ASC 22, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at January 31, 2017, our company has items that represent a comprehensive income (loss) and, therefore, has included a schedule of comprehensive income (loss) in the financial statements.

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

ETERNITY HEALTHCARE INC.

Date: March 14, 2017	/s/ Hassan Salari
Hassan Salari
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

