Form 10-K
period 2017-04-30
ETERNITY HEALTHCARE INC.
filed 2017-08-15
CIK 1437822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2017

☐       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       [          ] to [           ]

Commission file number    000-53376

ETERNITY HEALTHCARE INC.
(Exact name of registrant as specified in its charter)

Nevada	75-3268426
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8755 Ash Street, Suite 1, Vancouver, British Columbia, Canada	V6P 6T3
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   (604) 324-1113

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on October 31, 2016 was $1,091,045.70 based on a $0.06 average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. On October 31, 2016 non-affiliates of the Registrant held 18,184,095 common shares.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

70,929,868 common shares as of August 10, 2017.

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

As used in this annual report, the terms “we”, “us”, “our” and “our company” mean Eternity Healthcare Inc. and our wholly owned subsidiary Eternity Healthcare Inc., a British Columbia corporation, unless otherwise indicated.

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

Our Current Business

We are a medical device company that, subject to government approval, plans to manufacture and market medical devices. Our first product to be marketed is a needle-free injection system. The products which we hope to market in the future differ from other current offerings by allowing ordinary people to perform injection of medication without the need for professionals.

On June 25, 2012, we entered into a marketing agreement to sell a device which does not require a needle for injection of medicine to the body from Mika Medical Company of South Korea. They provided us with the exclusivity rights for this device throughout North America, Germany, France and Spain and non-exclusive rights for the world market. In 2015, we decided to bring our own needle-free injection device with superior technology to market and cancelled our contract with Mika Medicals.

Principal Product

Currently, our company is focused on a new needle-free injection device technology. This product is currently under development and we hope to be able to finish by the end of 2017. We then plan to register with the regulatory authorities in various countries including in the United States with the FDA.

Needle-free Injection System Applications

Diabetes - It is estimated that there are 50 million diabetics in North America with 8.3% of the total population actually diagnosed. Of the diagnosed diabetic patients, approximately 6 million of those patients (20%) are receiving insulin on a daily basis. The fear surrounding their daily injection is needless as there is technology available to deliver the insulin below the skin that does not require a needle. This option results in a soft injection system that is less painful and less intimidating.

Pediatric Oncology – It is well known that children are horrified of the needle and as result, parents sometimes give up the use of those drugs that have to be injected with a needle and move towards oral drugs (though that is also horrible due to taste barrier), or go for intravenous catheters. There are about 20 injectable anti-cancer drugs where a needle-free injection device can be used instead of a needle. Approximately 10 million children and adolescents receive injections annually.

MS – Multiple sclerosis is a neurological disease affecting almost 400,000 people in the United States. Most patients receive different forms of interferons under various brand names, which are injected subcutaneously on a daily basis. Needle-free injection devices could be used by those patients who are tired of needle injection.

Growth Hormones - Human growth hormones are used for children suffering from lack of growth height and various other conditions and also in adults for work performance, sport performance, losing fat etc. The use of injection by needle for the growth hormones has been a cause of mental barrier for people. Needle-free injection devices are an excellent option for those who do not like needle injections.

Anesthetics – Local anesthetics such as lidocaine are used routinely for surface surgery, dental work and cosmetic procedures. Patients are apprehensive about needles going through their skin for desensitization, particularly where face or dental work is involved. Needle-free injection devices can deliver local anesthetic and pain killer conveniently. Over 20 million injections for local anesthetics are performed annually.

Vaccine - Vaccinations involving a whole range of products is a major healthcare activity. Globally over 1 billion vaccinations of different kinds are performed annually and it is estimated in the US to be about 20 million per annum. Some vaccines are given subcutaneously, some intramuscularly and some intradermally. Most vaccinations (about 90%) are carried out in children. Children become distressed when they receive needles for their vaccinations. Needle-free injection devices are a painless and preferable method of delivering vaccinations to children. .

Cardiovascular - Death due to cardiovascular disease and stroke today surpasses death due to cancer. There have been approximately 30 million deaths resulting from cardiovascular failures in the US. Often oral medications fail to act due to the time in which it takes a drug to get from the digestive organs to the blood. Injectable medications are clearly the better choice. The use of Needle-free injection devices for the injection of cardiovascular medication is invaluable to healthcare professionals concerned with self-contamination and other ancillary inconveniences associated with the use of needles.

Migraine – Migraines are severe pain conditions which are highly common among the adult population. A quick injection of anti-migraine drugs or other sorts of pain killers, including opiates, are often used. Needles are often not a desirable tool for these patients and they may be inclined to use a potentially less effective and slower working non-injection approach. Once again Needle-free injection devices can alleviate the discomfort and inconvenience of needles while providing similar benefits.

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

Employees

As of April 30, 2017 we had two full time employees and two consultants, working on our business. We plan (within next twelve months) to hire one new full-time employee and one additional consultant to work for us on marketing, distribution, commercialization of our products.

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

From inception to April 30, 2017, we have incurred aggregate net losses of $2,846,893. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will order products, the size of customers’ orders, the demand for our products, and the level of competition and general economic conditions.

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

We may not be able to obtain additional equity or debt financing on acceptable terms as required. Even if financing is available, it may not be available on terms that are favorable to us or in sufficient amounts to satisfy our requirements. Any additional equity financing may involve substantial dilution to our then existing shareholders. If we require, but are unable to obtain, additional financing in the future, we may be unable to implement our business plan and our growth strategies, respond to changing business or economic conditions, withstand adverse operating results and compete effectively. More importantly, if we are unable to raise further financing when required, we may be forced to scale down our operations and our ability to generate revenues may be negatively affected. Additionally, if we were unable to further finance our company, we may become illiquid and may become unable to fulfill our public reporting obligations.

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

Trading of our stock may be restricted by the Securities Exchange Commission’s penny stock regulations, which may limit a stockholder’s ability to buy and sell our stock.

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (FINRA), formerly the National Association of Securities Dealers or NASD, has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Item 1B.	Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.	Properties

We currently rent a warehouse and an assembly space of about 2,000 square feet at 8755 Ash Street, Suite 1, Vancouver, British Columbia, Canada, V6P 6T3. Our office is also in the same location. Effective February 1, 2017, we are required to pay CAD $2,840 (USD $2,266). The original term of our lease was for a period of one year. We are currently renting this space month-to-month.

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

Our common stock is not traded on any exchange. Our common stock is quoted on the OTC Pink under the trading symbol “ETAH”. We cannot assure you that there will be a market in the future for our common stock.

OTC Pink securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Pink securities transactions are conducted through a telephone and computer network connecting dealers. OTC Pink issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a national or regional stock exchange.

The following table reflects the high and low bid information for our common stock obtained from Stockwatch and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Markets
Quarter Ended	High	Low
April 30, 2017	$0.072	$0.0324
January 31, 2017	$0.175	$0.035
October 31, 2016	$0.09	$0.03
July 31, 2016	$0.06	$0.01
April 30, 2016	$0.04	$0.01
January 31, 2016	$0.07	$0.02
October 31, 2015	$0.08	$0.025
July 31, 2015	$0.18	$0.02
April 30, 2015	$0.06	$0.03

As of August 10, 2017, there were approximately 25 registered holders of record of our common stock including 1140 shareholders in CEDE & Co (NOBO List). As of such date, 70,929,868 common shares were issued and outstanding.

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

The following table summarizes certain information regarding our equity compensation plans as at April 30, 2017:

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

Convertible Securities

As of April 30, 2017, we had outstanding options to purchase 200,000 shares of our common stock exercisable at $0.80.

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

A summary of the status of the Company’s warrants as of April 30, 2017 is presented below:

Number of
shares
Warrants as at April 30, 2015	-
Warrants granted	-
Exercised, forfeited or expired	-

Warrants as at April 30, 2016	-
Warrants granted	2,000,000
Exercised, forfeited or expired	-
Outstanding at April 30, 2017	2,000,000
Exercisable at April 30, 2017	2,000,000

The following table summarizes information about the warrants as of April 30, 2017:

	Warrants outstanding			Warrants exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life (in years)	Weighted average exercise price	Number exercisable	Weighted average exercise price

$0.001	2,000,000	2.59	$0.001	2,000,000	$0.001

Stock options

During the fiscal year ended April 30, 2013, the Company granted 200,000 stock options for services. The fair value of the stock options granted were estimated on the date granted using the Black-Scholes pricing model, with the following assumptions used for the valuation: exercise price of $ 0.80 per share, average risk-free interest rate of 0.79%, expected dividend yield of zero, expected lives of five years and an average expected volatility of 2.99%. During the years-ended April 30, 2017 and 2016, the Company recognized expense of $ Nil and $ Nil related to options that vested, respectively.

Stock options - continued

A summary of the status of the Company’s stock options as of April 30, 2017 is presented below:

Number of
shares
Balance of stock options as at April 30, 2015	200,000
Options granted	-
Balance of stock options as at April 30, 2016	200,000
Options granted	-
Exercised, forfeited or expired	-
Outstanding at April 30, 2017	200,000
Exercisable at April 30, 2017	200,000

The following table summarizes information about the stock options as of April 30, 2017:

	Options outstanding			Options exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life (in years)	Weighted average exercise price	Number exercisable	Weighted average exercise price

$0.80	200,000	0.69	$0.80	200,000	$0.80

The following table summarizes information about the stock options as of April 30, 2016:

	Options outstanding			Options exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life (in years)	Weighted average exercise price	Number exercisable	Weighted average exercise price

$0.80	200,000	1.72	$0.80	200,000	$0.80

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On October 24, 2016, we issued 2,500,000 of our common stock at a deemed price of $0.09 per share for a total price of $225,000 for services rendered to our Company. The common shares were issued to one US person based on exemptions from registration found in Section 4(2) of the Securities Act of 1933, as amended.

On March 28, 2017, we issued 1,000,000 of our common stock at a price of $0.025 per share for a total price of $25,000 upon the closing of a private placement. The common shares were issued to one non-US person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in an offshore transaction relying on Regulation S of the Securities Act of 1933, as amended).

On April 12, 2017, we issued 1,000,000 of our common stock at a deemed price of $0.042 per share for a total price of $42,000 for services rendered to our Company. The common shares were issued to one US person based on exemptions from registration found in Section 4(2) of the Securities Act of 1933, as amended.

Except as noted above, we did not sell any equity securities which were not registered under the Securities Act during the year ended April 30, 2017.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended April 30, 2017.

Item 6.	Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended April 30, 2017 and April 30, 2016 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors” beginning on page 11 of this annual report.

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

Results of Operations

For the Year Ending April 30, 2017 and 2016

	Year Ended April 30,
	2017	2016
Revenue	$2,733	$84,202
Cost of goods sold	$1,051	$34,050
Operating expenses	$703,465	$393,541
Net loss	$(736,071)	$(388,622)

Revenue

We have earned $218,848 in revenue since our inception on December 10, 2009. We have earned $2,733 in revenue in fiscal 2017 (2016 - $84,202). The decrease in revenues in the current year was due to a shift in focus of the products being sold by the Company.

Expenses

Our operating expenses for our years ended April 30, 2017 and 2016 are outlined in the table below:

	Year Ended April 30,
	2017	2016
General and administrative	$482,872	$92,728
Professional fees	$50,914	$37,882
Research and Development	$28,851	$110,792
Salaries	$140,828	$152,139

Operating expenses for the year ended April 30, 2017 increased by $309,924 as compared to the comparative period in 2016 primarily as a result of an increase in general and administrative expenses and professional fees. The increase in general and administrative expenses is a result of increased consulting fees as the Company sought different strategic partnerships throughout the year.

Our financial statements report a net loss of $736,071 for the twelve month period ended April 30, 2017 compared to a net loss of $388,622 for the twelve month period ended April 30, 2016. Our losses have increased by $347,449 primarily as a result of a decrease in product sales and cost of goods sold and an increase in expenses.

Liquidity and Financial Condition

Working Deficit

	At April 30,	At April 30,
	2017	2016
Current Assets	$203,980	$618,618
Current Liabilities	$980,394	$1,134,831
Working Capital (deficit)	$(776,414)	$(516,213)

Our total current liabilities as of April 30, 2017 were $980,394 as compared to total current liabilities of $1,134,831 as of April 30, 2016. The decrease was primarily due to a decrease in accounts payable and amounts due to related parties. During the year our company received proceeds of $98,906 from related parties and made repayments of $188,733. As at April 30, 2017 our company had short-term investments of $nil compared to $320,584 as at April 30, 2016.

Cash Flows

	Year Ended April 30,	Year Ended April 30,
	2017	2016
Net Cash Used In Operating Activities	$(338,132)	$(325,118)
Net Cash Provided By Investing Activities	$303,525	$154,635)
Net Cash Provided by Financing Activities	$(64,827)	$30,678
Effect of Rates on Cash	$(11,487)	$(15,302)
Increase (Decrease) in Cash During the Period	$(110,921)	$(155,107)

Operating Activities

Net cash used in operating activities was $338,132 for the year ended April 30, 2017 compared with net cash used in operating activities of $325,118 in the same period in 2016. The increase in cash used was primarily a result of an increase in the net loss offset by the issuance of shares and warrants for consulting services.

Investing Activities

Net cash provided by investing activities was $303,525 for the year ended April 30, 2017 compared to net cash provided by investing activities of $154,635 in the same period in 2016. The increase in cash provided by investing activities is due to our company withdrawing USD$303,525 from our GIC and interest received of USD $615.

Financing Activities

The Company used $64,827 of cash in financing activities for the year ended April 30, 2017 compared to $30,678 in net cash provided by financing activities in the same period in 2016. The increase is a result of an increase of investment cash used offset by $25,000 proceeds from the issuance of common stock.

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

Going Concern

If our operations and cash flow improve, management believes that we can continue to operate well into the future. However, no assurance can be given that management’s actions will result in profitable operations or an improvement in our liquidity situation. The threat of our ability to continue as a going concern will cease to exist only when our revenues have reached a level able to sustain our business operations.

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

At April 30, 2017, 1 United States dollar was equal to 1.3665 Canadian dollars (April 30, 2016 - 1.2536). The average rate of exchange for the year ended April 30, 2017 was 1.317 (April 30, 2016 - 1.3163).

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

Currency Risk

Our company’s operating expenses are primarily incurred in Canadian dollars, and fluctuation of the Canadian dollar in relation to the United States dollar will have an impact upon the profitability of our company and may also have an effect of the value of our company’s. Our company has not entered into any agreements or purchased any instruments to hedge possible currency risk. At April 30, 2017, 1 United States dollar was equal to 1.365 Canadian dollars.

Basic and Diluted Net Income (Loss) Per Share

Basic and diluted net income (loss) per share

The Company computes net income (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at April 30, 2017 there were outstanding stock options and warrants totaling 2,200,000 common shares (2016 – 200,000).

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

Comprehensive Loss

ASC 22, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at April 30, 2017, our company has items that represent a comprehensive income (loss) and, therefore, have included a schedule of comprehensive income (loss) in the financial statements.

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

Consolidated Financial Statements

Years ended April 30, 2017 and 2016

(Expressed in U.S. Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Eternity Healthcare, Inc.

We have audited the accompanying consolidated balance sheets of Eternity Healthcare, Inc. as of April 30, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the two year period ended April 30, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the financial position of Eternity Healthcare, Inc. as of April 30, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two year period ended April 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered net losses since inception and has accumulated a significant deficit. These factors raise substantial doubt about ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb &Associates, LLC

Salt Lake City, UT

August 15, 2017

Eternity Healthcare Inc.

Consolidated Balance Sheets

(Expressed in U.S. Dollars)

	April 30,	April 30,
	2017	2016
	$	$

Assets
Current assets
Cash and cash equivalents	148,119	259,040
Short-term investments (Note 4)	-	320,584
Prepaid expenses	24,320	32,593
GST/HST receivable	1,258	3,337
Inventory (Note 5)	30,283	3,064

Total assets	203,980	618,618

Liabilities
Current liabilities
Accounts payable and accrued liabilities (Note 6)	128,607	156,944
Due to related parties (Note 7)	851,787	977,887

Total current liabilities	980,394	1,134,831

Stockholders’ equity (deficit)
Capital stock (Note 8)

Authorized
300,000,000 common shares, par value $ 0.001
Issued and outstanding
April 30, 2017 - 70,929,868 common shares
April 30, 2016 - 66,429,868 common shares	70,930	66,430
Additional paid-in capital	1,946,740	1,539,591
Accumulated other comprehensive income (loss)	52,809	(11,412)
Accumulated deficit	(2,846,893)	(2,110,822)

Total stockholders’ (deficit)	(776,414)	(516,213)

Total liabilities and stockholders’ equity (deficit)	203,980	618,618

The accompanying notes are an integral part of these consolidated financial statements.

Eternity Healthcare Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. Dollars)

	Year ended	Year ended
	April 30, 2017	April 30, 2016
	$	$

Revenue
Product sales	2,733	84,202
Cost of goods sold	1,051	34,050
Gross margin	1,682	50,152

Operating expenses
General and administrative	482,872	92,728
Professional fees	50,914	37,882
Research and development	28,851	110,792
Salaries	140,828	152,139
Total operating expenses	703,465	393,541

Loss from operations	(701,783)	(343,389)

Other income (expense)
Interest income	615	3,685
Interest expense	(34,903)	(48,918)
Total other income (expense)	(34,288)	(45,233)

Net loss	(736,071)	(388,622)
Comprehensive loss
Net loss for the year	(736,071)	(388,622)
Foreign currency translation adjustments	64,221	(10,427)

Comprehensive loss for the year	(671,850)	(399,049)

Net loss per share - basic and diluted	(0.01)	(0.01)

Weighted average number of common shares Outstanding - basic and diluted	67,810,690	66,429,868

The accompanying notes are an integral part of these consolidated financial statements.

Eternity Healthcare Inc.

Consolidated Statements of Stockholders’ Equity (deficit)

(Expressed in U.S. Dollars)

	Number of shares	Amount ($0.001 par) $	Additional paid-in capital $	Accumulated OCI $	Accumulated deficit $	Total $

Balance as at April 30, 2015	66,429,868	66,430	1,539,591	(985)	(1,722,200)	(117,164)

Currency translation adjustments	-	-	-	(10,427)	-	(10,427)
Net loss for the year ended April 30, 2016	-	-	-	-	(388,622)	(388,622)

Balance as at April 30, 2016	66,429,868	66,430	1,539,591	(11,412)	(2,110,822)	(516,213)

Common stock issued for cash	1,000,000	1,000	24,000	-	-	25,000
Common stock issued for services	3,500,000	3,500	263,500	-	-	267,000
Stock warrants issued for services	-	-	119,649	-	-	119,649
Currency translation adjustments	-	-	-	64,221	-	64,221
Net loss for the year ended April 30, 2017	-	-	-	-	(736,071)	(736,071)

Balance as at April 30, 2017	70,929,868	70,930	1,946,740	52,809	(2,846,893)	(776,414)

The accompanying notes are an integral part of these consolidated financial statements

Eternity Healthcare Inc.

Consolidated Statements of Cash Flows

(Expressed in U.S. Dollars)

	Year ended April 30,	Year ended April 30,
	2017	2016
	$	$

Operating activities
Net loss for the year	(736,071)	(388,622)
Adjustments to reconcile to net loss to net cash used in operating activities
Expenses paid on behalf of the Company by related parties	8,604	7,334
Common shares and warrants issued for consulting services	386,649	-
Changes in operating assets and liabilities
Inventory	(25,708)	25,596
Prepaid expenses	6,807	(28,383)
Accounts payable and accrued liabilities	18,287	59,877
Accounts receivable	3,300	(920)

Net cash used in operating activities	(338,132)	(325,118)

Investing activities
Short-term investments	303,525	154,635

Net cash provided by investing activities	303,525	154,635

Financing activities
Proceeds from related party payables	98,906	502,137
Repayments on related party payables	(188,733)	(471,459)
Proceeds from common stock issued for cash	25,000	-

Net cash provided by (used in) financing activities	(64,827)	30,678

Effect of exchange rate changes on cash	(11,487)	(15,302)

Increase (decrease) in cash	(110,921)	(155,107)

Cash, beginning of year	259,040	414,147

Cash, end of year	148,119	259,040

Supplementary Information
Cash paid for:
Interest	-	-
Income taxes	-	-

The accompanying notes are an integral part of these consolidated financial statements

Eternity Healthcare Inc.

Notes to the Consolidated Financial Statements

April 30, 2017 and 2016

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

The Company has a net loss of $ 736,071 for the year ended April 30, 2017 (April 30, 2016 - $ 388,622) and has a working capital deficit of $ 776,414 as at April 30, 2017 (April 30, 2016 - $ 516,213).

Eternity Healthcare Inc.

Notes to the Consolidated Financial Statements

April 30, 2017 and 2016

(Expressed in U.S. Dollars)

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

Eternity Healthcare Inc.

Notes to the Consolidated Financial Statements

April 30, 2017 and 2016

(Expressed in U.S. Dollars)

3.       Significant accounting policies - continued

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

Currency risk

The Company’s operating expenses are primarily incurred in Canadian dollars, and fluctuation of the Canadian dollar in relation to the United States dollar will have an impact upon the profitability of the Company and may also have an effect of the value of the Company’s. The Company has not entered into any agreements or purchased any instruments to hedge possible currency risk. At April 30, 2017, 1 United States dollar was equal to 1.3665 Canadian dollars.

Basic and diluted net income (loss) per share

The Company computes net income (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at April 30, 2017 there were 2,000,000 and as at April 30, 2016, 200,000 outstanding stock options and warrants totaling 2,200,000 common shares (Notes 9 and 10).

Research and development

The Company recognizes research and development costs in accordance with ASC 730, “Research and Development”, which requires the Company to expense research and development costs as they are incurred.

Eternity Healthcare Inc.

Notes to the Consolidated Financial Statements

April 30, 2017 and 2016

(Expressed in U.S. Dollars)

3.       Significant accounting policies - continued

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

Comprehensive loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at April 30, 2017, the Company has items that represent a comprehensive income (loss) and, therefore, has included a schedule of comprehensive income (loss) in the financial statements.

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

4.       Short-term investment

On August 18, 2015 the Company invested $ 600,000 CAD ($ 459,000 USD) in a One-Year Cashable Guaranteed Investment Certificate (“GIC”) term deposit. The investment had a one year term that matured on August 18, 2016 and bears interest at a rate of 0.672% per annum.

On March 14, 2016 the Company withdrew $ 200,000 CAD ($ 150,000 USD) from the GIC and received interest of $ 770 CAD ($ 576 USD). The remaining $ 400,000 CAD ($ 307,000 USD) continued to earn interest at a rate of 0.672% per annum until its maturity on August 18, 2016. The Company has recognized interest of $ 802 CAD ($ 615 USD) to April 30, 2017. The Company no longer has any short-term investments as at April 30, 2017.

Eternity Healthcare Inc.

Notes to the Consolidated Financial Statements

April 30, 2017 and 2016

(Expressed in U.S. Dollars)

5.       Inventory

Inventory consists of needle free injection products that are held for resale. Inventory is stated at the lower of cost or market with cost determined under the weighted average cost method. As of April 30, 2017 and April 30, 2016 inventory consisted of the following:

	April 30,	April 30,
	2017	2016
	$	$

Raw material	-	-
Work-in-progress	-	-
Finished goods	30,283	3,064
Reserve for obsolescence	-	-

	30,283	3,064

6.       Accounts payable and accrued liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured, and have settlement dates within one year.

7.       Due to related parties and related party transactions

During the year-ended April 30, 2017, the Company received $ 98,906 in additional cash loans from related parties of the Company and made repayments to related parties of $ 188,733. Total related party notes payable as of April 30, 2017 were $ 851,787. $ 658,617 ($ 900,000 CAD) of this balance is interest bearing at 5% per year on the principle balance, unsecured and has no fixed terms of repayment. As of May 1, 2016, the excess over $ 900,000 CAD is a non-interest bearing balance, unsecured with no fixed terms of repayment. During the year-ended April 30, 2017, the Company recorded interest expense of $ 34,240 with regard to the outstanding related party loans.

8.       Capital stock

Authorized

The total authorized capital is 300,000,000 common shares with a par value of $ 0.001 per common share.

During the year-ended April 30, 2017, the Company issued 4,500,000 common shares in exchange for consulting services provided at an estimated fair value of $ 267,000, and cash consideration of $25,000.

Eternity Healthcare Inc.

Notes to the Consolidated Financial Statements

April 30, 2017 and 2016

(Expressed in U.S. Dollars)

9.       Warrants

During the year-ended April 30, 2017, the Company granted 2,000,000 warrants for services. The fair value of the stock warrants granted was estimated at $ 119,649 on the date granted using the Black-Scholes pricing model, with the following assumptions used for the valuation: exercise price of $ 0.001 per share, average risk-free interest rate of 0.573%, expected dividend yield of zero, expected lives of three years and an average expected volatility of 247.04%. As at April 30, 2017, $nil remained as a prepaid expense.

A summary of the status of the Company’s warrants as of April 30, 2017 is presented below:

Number of shares

Warrants as at April 30, 2015	-
Warrants granted	-
Exercised, forfeited or expired	-

Warrants as at April 30, 2016	-
Warrants granted	2,000,000
Exercised, forfeited or expired	-
Outstanding at April 30, 2017	2,000,000

Exercisable at April 30, 2017	2,000,000

The following table summarizes information about the warrants as of April 30, 2017:

	Warrants outstanding			Warrants exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life (in years)	Weighted average exercise price	Number exercisable	Weighted average exercise price

$0.001	2,000,000	2.59	$0.001	2,000,000	$0.001

10.       Stock options

During the fiscal year ended April 30, 2013, the Company granted 200,000 stock options for services. The fair value of the stock options granted were estimated on the date granted using the Black-Scholes pricing model, with the following assumptions used for the valuation: exercise price of $ 0.80 per share, average risk-free interest rate of 0.79%, expected dividend yield of zero, expected lives of five years and an average expected volatility of 2.99%. During the years-ended April 30, 2017 and 2016, the Company recognized expense of $ Nil and $ Nil related to options that vested, respectively.

Eternity Healthcare Inc.

Notes to the Consolidated Financial Statements

April 30, 2017 and 2016

(Expressed in U.S. Dollars)

10.       Stock options - continued

A summary of the status of the Company’s stock options as of April 30, 2017 is presented below:

Number of shares

Balance of stock options as at April 30, 2015	200,000
Options granted	-

Balance of stock options as at April 30, 2016	200,000
Options granted	-
Exercised, forfeited or expired	-
Outstanding at April 30, 2017	200,000

Exercisable at April 30, 2017	200,000

The following table summarizes information about the stock options as of April 30, 2017:

	Options outstanding			Options exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life (in years)	Weighted average exercise price	Number exercisable	Weighted average exercise price

$0.80	200,000	0.69	$0.80	200,000	$0.80

The following table summarizes information about the stock options as of April 30, 2016:

	Options outstanding			Options exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life (in years)	Weighted average exercise price	Number exercisable	Weighted average exercise price

$0.80	200,000	1.72	$0.80	200,000	$0.80

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2017 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of April 30, 2017, our company determined that there were control deficiencies that constituted material weaknesses, as described below:

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

Changes in Internal Controls

During the period ended April 30, 2017, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders, until they resign or their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Hassan Salari	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director	63	March 16, 2010
Bin Huang	Director	59	January 15, 2013 Resigned April 27, 2017
Dominique F. Borrelly	Director	57	January 18, 2013 Resigned April 27, 2017

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

Mrs. Huang resigned from the board effective April 27, 2017. Mrs. Huang’s resignation was not the result of any disagreements with our company regarding our operation, polices, practices or otherwise.

Dominique F. Borrelly – Director

Dominique F. Borrelly was appointed as a director of our company on January 18, 2013. Mr. Borrelly brought over 25 years of experience in sales and marketing and corporate/business development in the pharmaceutical (at Ciba-Geigy/Novartis & Sanofi-Aventis) and biotech sectors. Since 2000, he has been the president of Camargue Consulting, in Vancouver, British Columbia, Canada, wherein he specializes in assisting start-up companies - from development, evaluation and in-licensing of new technologies, through initiation of strategic alliances with multi-national corporate partners, to leading sales and marketing teams on commercial stage products.

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

Mr. Borrelly resigned from the board effective April 27, 2017. Mr. Borelly’s resignation was not the result of any disagreements with our company regarding our operation, polices, practices or otherwise.

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

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended April 30, 2017, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to, among other persons, members of our board of directors, our company’s officers including our president, chief executive officer and chief financial officer, employees, consultants and advisors. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

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

Our Code of Business Conduct and Ethics requires, among other things, that all of our company’s senior officers commit to timely, accurate and consistent disclosure of information; that they maintain confidential information; and that they act with honesty and integrity.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly senior officers, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal and state securities laws. Any senior officer who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to our company. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company’s Code of Business Conduct and Ethics by another.

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

The sole director of our company acts as the audit committee.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended April 30, 2017 and 2016; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended April 30, 2016 and 2015, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Hassan Salari(1)	2017	96,000	Nil	Nil	Nil	Nil	Nil	Nil	96,000
President, Chief Executive Officer,	2016	73,000	Nil	Nil	Nil	Nil	Nil	Nil	73,000
Chief Financial Officer, Treasurer, Secretary and Director

(1)	Dr. Hassan Salari was appointed as a director of our company on March 16, 2010 and as president and chief executive officer on July 26, 2012 and as chief financial officer, treasurer and secretary on January 15, 2013.

Other than as set out below, there are no arrangements or plans in which we pro7vide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

Stock Option Plan

On January 15, 2013, our directors approved the adoption of the 2013 Stock Option Plan which permits our company to issue up to 6,300,000 shares of our common stock to directors, officers, employees and consultants of our company upon the exercise of stock options granted under the 2013 Stock Option Plan.

Grants of Plan-Based Awards

During our fiscal year ended April 30, 2017 there were no grants of plan based awards to our named officers or directors.

Outstanding Equity Awards at Fiscal Year End

The particulars of unexercised options, stock that have not vested and equity incentive plan awards for our named executive officers are set out in the following table:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Stock Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Bin Huang	100,000	Nil	-	0.80	January 15, 2018	-	-	-	-
Dominique F. Borrelly	100,000	Nil	-	0.80	January 15, 2018	-	-	-	-

Option Exercises and Stock Vested

During our fiscal year ended April 30, 2017 there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

The following table sets forth a summary of the compensation paid to our non-employee directors in 2017:

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compen-sation Earnings ($)	All Other Compensa-tion ($)	Total ($)
Bin Huang (1)	-	-	-	-	-	-	-
Dominique F. Borrelly (2)	-	-	-	-	-	-	-

(1)	Bin Huang was appointed as a director of our company on January 15, 2013 until April 27, 2017 when she resigned from the board.

(2)	Dominique F. Borrelly was appointed as a director of our company on January 18, 2013 until April 27, 2017 when he resigned from the board.

We have determined that Bin Huang and Dominique F. Borrelly were independent directors for the period April 30, 2016 to April 27, 2017, as that term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

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

The following table sets forth, as of August 10, 2017, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class
Hassan Salari 1517 West 58 Avenue Vancouver BC V6P 6T3	34,381,518 Common	48.47%

Directors and Executive Officers as a Group	34,381,518 Common	48.47%

Francine Salari 1517 West 58 Avenue Vancouver BC V6P 6T3	18,364,255 Common	25.89%

* Less than 1%.

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on August 10, 2017. As of August 10, 2017, there were 70,929,868 shares of our company’s common stock issued and outstanding.

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

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended April 30, 2017, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

As at April 30, 2017, $851,787 is payable to a related party of our company related to operating expenses paid on behalf of our company (April 30, 2016 –$977,887). This balance bears non-compounded interest at a rate of 5% per annum, is unsecured and has no fixed terms of repayment.

Director Independence

We currently act with one director, Hassan Salari. Bin Huang and Dominique F. Borrelly who were directors of our company, but resigned from the board on April 27, 2017, were two directors of the company that qualified as “independent directors” as defined by Nasdaq Marketplace Rule 4200(a)(15).

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

The aggregate fees billed for the most recently completed fiscal year ended April 30, 2017 and for the fiscal year ended April 30, 2016 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	April 30, 2017 $	April 30, 2016 $
Audit Fees	16,000	12,500
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	16,000	12,500

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

ETERNITY HEALTHCARE INC.
(Registrant)

Dated: August 15, 2017	/s/ Hassan Salari
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

Dated: August 15, 2017	/s/ Hassan Salari
Hassan Salari
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

