Form 10-Q
period 2017-07-31
ETERNITY HEALTHCARE INC.
filed 2017-09-27
CIK 1437822

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2017

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 000-53376

ETERNITY HEALTHCARE INC.

(Exact name of registrant as specified in its charter)

Nevada	75-3268426
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

c/o Team Youn Bio Medicine International Corp. Limited Flat/Rm 1006 10/F, Hang Seng Tsim Sha Tsui Bldg 18 Carnarvon Road Tsim Sha TsuiI, KL, Hong Kong	N/A
(Address of principal executive offices)	(Zip Code)

+8613691884662

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ YES      ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒ YES      ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B)    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   ☐ YES      ☒ NO

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

As of September 22, 2017, we had outstanding 70,929,868 shares of common stock.

Forward-Looking Statements

This quarterly report on Form 10-Q and other reports filed by our company from time to time with the United States Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements (collectively the “Filings”) and information that are based upon beliefs of, and information currently available to, our company’s management as well as estimates and assumptions made our company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to our company or our company’s management identify forward-looking statements. Such statements reflect the current view of our company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of our company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2017, relating to our company’s industry, our company’s operations and plan of operations, and any businesses that our company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

As used in this quarterly report, the terms, “we”, “us”, “our” and “our company” refer to Eternity Healthcare Inc. and our wholly owned subsidiary, Eternity Health Care Inc., a Canadian Federal corporation, extra-provincially registered in British Columbia (“”Eternity BC”), unless the context clearly requires or states otherwise.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

1

Eternity Healthcare Inc.

Consolidated Financial Statements

For the three months ended July 31, 2017

(Expressed in U.S. Dollars)

Eternity Healthcare Inc.

Consolidated Balance Sheet

(Expressed in U.S. Dollars)

	July 31,	April 30,
	2017	2017
	$	$
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	103,457	148,119
Prepaid expenses	3,980	24,320
GST/HST receivable	724	1,258
Inventory (Note 5)	-	30,283

Total assets	108,161	203,980

Liabilities
Current liabilities
Accounts payable and accrued liabilities (Note 6)	139,047	128,607
Due to related parties (Note 7)	941,303	851,787
	1,080,350	980,394

Shareholders’ equity (deficit)
Capital stock (Note 8)

Authorized 300,000,000 common shares, par value $ 0.001 Issued and outstanding July 31, 2017 – 70,929,868 common shares April 30, 2017 – 70,929,868 common shares	70,930	70,930
Additional paid-in capital	1,946,740	1,946,740
Accumulated other comprehensive income (loss)	(35,581)	52,809
Accumulated deficit	(2,954,278)	(2,846,893)

Total stockholders’ (deficit)	(972,189)	(776,414)

Total liabilities and stockholders’ equity (deficit)	108,161	203,980

The accompanying notes are an integral part of these consolidated financial statements.

Eternity Healthcare Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. Dollars)

(Unaudited)

	For the three	For the three
	months ended	months ended
	July 31, 2017	July 31, 2016
	$	$

Revenue
Product sales	-	2,173
Cost of goods sold	-	863
Gross margin	-	1,310

Expenses
General and administrative	7,450	21,466
Professional fees	7,241	18,310
Research and development	-	19,998
Salaries	28,747	34,397
Impairment of inventory	55,210	-
	98,648	94,171

Other items
Interest expense	(8,737)	(11,098)
Interest income	-	526
	(8,737)	(10,572)

Net loss for the period	(107,385)	(103,433)

Comprehensive loss
Net loss for the period	(107,385)	(103,433)
Foreign currency translation adjustments	(88,390)	25,252

Comprehensive (loss) for the period	(195,775)	(78,181)

Comprehensive (loss) per share - basic and diluted	(0.00)	(0.00)

Net loss per share - basic and diluted	(0.00)	(0.00)

Weighted average number of common shares Outstanding - basic and diluted	70,929,868	66,429,868

The accompanying notes are an integral part of these consolidated financial statements.

Eternity Healthcare Inc.

Consolidated Statements of Cash Flows

(Expressed in U.S. Dollars)

(Unaudited)

	For the three months ended July 31, 2017	For the three months ended July 31, 2016
	$	$

Operating activities
Net loss	(107,385)	(103,433)
Adjustments to reconcile net loss to net cash used in operating activities Expenses paid on behalf of the Company by related parties	-	8,747
Impairment of inventory	55,210	-
Changes in operating assets and liabilities
Inventory	(9,454)	576
Prepaid expenses	4,412	90
Accounts payable and accrued liabilities	7,094	6,942
Accounts receivable	634	1,173

Net cash used in operating activities	(49,489)	(85,905)

Investing activities
Net cash used in investing activities	-	-

Financing activities
Proceeds from related party payables	-	100,288
Repayments on related party payables	-	(114,467)

Net cash provided by (used in) financing activities	-	(14,179)

Effect of exchange rate changes on cash	4,827	(5,969)

Increase (decrease) in cash	(44,662)	(106,053)

Cash, beginning of period	148,119	259,040

Cash, end of period	103,457	152,987

The accompanying notes are an integral part of these consolidated financial statements

Eternity Healthcare Inc.

Notes to the Consolidated Financial Statements

July 31, 2017

(Expressed in U.S. Dollars)

(Unaudited)

1.	Nature and continuance of operations

Eternity Healthcare Inc. (the “Company”) was incorporated under the laws of the State of Nevada on October 24, 2007 under the name Kid’s Book Writer, Inc. On September 23, 2010, the Company changed its name to Eternity Healthcare Inc., and affected a reverse stock split of the issued and outstanding common stock at a factor of 10 old shares for 1 new share. The Company is currently in the process of identifying and evaluating new business opportunities.

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

The Company has a net loss of $ 107,385 for the three months ended July 31, 2017 (July 31, 2016 - $ 103,433) and has a working capital deficit of $ 972,189 as at July 31, 2017 (April 30, 2017 - $ 776,414).

2.	Condensed financial statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, result of operations, and cash flows at July 31, 2017, and for all periods presented herein, have been made.

Eternity Healthcare Inc.

Notes to the Consolidated Financial Statements

July 31, 2017

(Expressed in U.S. Dollars)

(Unaudited)

2.	Condensed financial statements - continued

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2017 audited financial statements. The results of operations for the period ended July 31, 2017 and 2016 are not necessarily indicative of the operating results for the full year.

3.	Going concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on its obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. However, management is currently reviewing new business opportunities and does not plan to cease operations.

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

July 31, 2017

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

Currency risk

The Company’s operating expenses are primarily incurred in Canadian dollars, and fluctuation of the Canadian dollar in relation to the United States dollar will have an impact upon the profitability of the Company and may also have an effect of the value of the Company’s. The Company has not entered into any agreements or purchased any instruments to hedge possible currency risk. At July 31, 2017 1 United States dollar was equal to 1.2485 Canadian dollars.

Basic and diluted net income (loss) per share

The Company computes net income (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at July 31, 2017 there were outstanding stock options and warrants totaling 2,200,000 common shares (Notes 9 and 10).

Research and development

The Company recognizes research and development costs in accordance with ASC 730, “Research and Development”, which requires the Company to expense research and development costs as they are incurred.

Eternity Healthcare Inc.

Notes to the Consolidated Financial Statements

July 31, 2017

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

Comprehensive loss

ASC 22, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at July 31, 2017, the Company has items that represent a comprehensive income (loss) and, therefore, has included a schedule of comprehensive income (loss) in the financial statements.

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

Inventory consists of needle free injection products that are held for resale. Inventory is stated at the lower of cost or market with cost determined under the weighted average cost method. As of July 31, 2017 and April 30, 2017 inventory consisted of the following:

	July 31,	April 30,
	2017	2017
	$	$

Raw Material	-	-
Work in progress	-	-
Finished goods	-	30,283
Reserve for obsolescence	-	-

	-	30,283

During the period ending July 31, 2017 the Company recognized a $55,210 write-down of inventory.

Eternity Healthcare Inc.

Notes to the Consolidated Financial Statements

July 31, 2017

(Expressed in U.S. Dollars)

(Unaudited)

6.	Accounts payable and accrued liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured, and have settlement dates within one year.

7.	Due to related parties and related party transactions

During the period-ended July 31, 2017, the Company received $ Nil in additional cash loans from related parties of the Company and made repayments to related parties of $ Nil. Total related party notes payable as of July 31, 2017 were $ 941,303. $ 720,865 ($ 900,000 CAD) of this balance is interest bearing at 5% per year on the principal balance, unsecured and has no fixed terms of repayment. Effective May 1, 2016, the excess over $ 900,000 CAD is a non-interest bearing balance, unsecured with no fixed terms of repayment. During the year-ended July 31, 2017, the Company recorded interest expense of $ 8,737 with regard to the outstanding related party loans.

8.	Capital stock

Authorized

The total authorized capital is 300,000,000 common shares with a par value of $ 0.001 per common share.

9.	Warrants

During the year-ended April 30, 2017, the Company granted 2,000,000 warrants for services. The fair value of the stock warrants granted was estimated at $ 119,649 on the date granted using the Black-Scholes pricing model, with the following assumptions used for the valuation: exercise price of $ 0.001 per share, average risk-free interest rate of 0.573%, expected dividend yield of zero, expected lives of three years and an average expected volatility of 247.04%. As at July 31, 2017, $nil remained as a prepaid expense.

A summary of the status of the Company’s warrants as of July 31, 2017 is presented below:

Number of
shares
Warrants as at April 30, 2016	-
Warrants granted	2,000,000
Exercised, forfeited or expired	-

Warrants as at April 30, 2017	2,000,000
Warrants granted	-
Exercised, forfeited or expired	-
Outstanding at July 31, 2017	2,000,000

Exercisable at July 31, 2017	2,000,000

Eternity Healthcare Inc.

Notes to the Consolidated Financial Statements

July 31, 2017

(Expressed in U.S. Dollars)

(Unaudited)

9.	Warrants – continued

The following table summarizes information about the warrants as of July 31, 2017:

	Warrants outstanding			Warrants exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life (in years)	Weighted average exercise price	Number exercisable	Weighted average exercise price

$0.001	2,000,000	2.34	$0.001	2,000,000	$0.001

10.	Stock options

During the fiscal year ended April 30, 2013, the Company granted 200,000 stock options for services. The fair value of the stock options granted were estimated on the date granted using the Black-Scholes pricing model, with the following assumptions used for the valuation: exercise price of $0.55 per share, average risk-free interest rate of 0.79%, expected dividend yield of zero, expected lives of five years and an average expected volatility of 2.99%. During the three months ended July 31, 2017 and 2016, the Company recognized expense of nil and nil related to options that vested, respectively.

During the three-month period ended July 31, 2017, the Company issued no new stock options.

A summary of the status of the Company’s stock options as of July 31, 2017 is presented below:

Number of
Shares

Balance of stock options and warrants as at April 30, 2017	200,000
Options granted	-
Exercised, forfeited or expired	-
Outstanding at July 31, 2017	200,000
Exercisable at July 31, 2017	200,000

The following table summarizes information about the stock options as of July 31, 2017:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life(in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.80	200,000	0.46	$0.80	200,000	$0.80

11.	Subsequent events

Subsequent to July 31, 2017, the Company disposed of its intellectual property and its subsidiary, Eternity Healthcare Inc. (British Columbia). The Company received gross proceeds of $40,000 Canadian Dollars (US$32,000) in relation to the intellectual property and $60,000 Canadian Dollars (US$48,000) for the shares of the subsidiary. The proceeds were paid by a reduction in the amount owed to a related party.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Overview

Until the change in control described below, we were a medical device company that, subject to government approval, planned to manufacture and market medical devices. Our new controlling stockholder is engaged in blood replacement therapy and related medical services in China and plans to introduce those services in the United States through our company.

Change In Control and Sale of Subsidiary and Related Intellectual Property and Technology

On August 31, 2017, the owners of 53,933,373 shares, representing approximately 76.04% of our outstanding shares of common stock, including the president, chief executive officer and director of our company, sold their shares to Team Youn Bio Medecine International Corp. Limited, a China based company (“Team Youn”). Contemporaneously with the sale, we sold our wholly owned subsidiary, Eternity Health Care Inc., a Canadian Federal corporation, extra-provincially registered in British Columbia (“”Eternity BC”), to our former president, chief executive officer and director of our company, and assigned to him certain intellectual property and technology owned by us related to the development, testing and manufacture of our medical device needle free injection technology, together with all “know-how” and other proprietary rights of our company related thereto (the “IP Rights”) for a total purchase price of $CDN100,000 (equivalent to $US80,000). Payment of the purchase price for the shares of the subsidiary and the IP Rights was made by crediting an equal amount against the $CDN1,163,966 ($US941,303) indebtedness owed to our former president, chief executive officer and director for advances made to pay operating expenses. Our remaining $CDN1,063,966 ($US861,303) of indebtedness to our former president, chief executive officer and director was assigned to Team Youn.

Results of Operations for the Three Months Ended July 31, 2017 and 2016

The following summary of our results of operations should be read in conjunction with our unaudited interim consolidated financial statements for the quarter ended July 31, 2017 which are included herein.

Our operating results for the three month periods ended July 31, 2017 and 2016 and the changes between those periods for the respective items are summarized as follows:

	Three Month Period Ended July 31, 2017	Three Month Period Ended July 31, 2016	Change Between Three Month Periods Ended July 31, 2016 and July 31, 2017
Product sales	$--	$2,173	$(2,173)
Cost of goods sold	$--	$863	$(863)
Operating expenses	$98,648	$94,171	$4,477
Net loss	$(107,385)	$(103,433)	$3,952

Product sales

We did not have any product sales during the period ended July 31, 2017 due to unavailability of product, compared with $2,173 for the period ended July 31, 2016.

Expenses

Our expenses for the three months ended July 31, 2016 and 2015 are outlined in the table below:

	Three Month Period Ended July 31, 2017	Three Month Period Ended July 31, 2016
General and administrative	$7,450	$21,466
Professional fees	$7,241	$18,310
Research and development	$--	$19,998
Salaries	$28,747	$34,397
Impairment of inventory	$55,210
Total operating expenses	$98,648	$94,171

Our operating expenses for the three months ended July 31, 2017 ($98,648) increased by $4,477, or approximately 4.75% as compared to the three months ended July 31, 2016 ($94,171), as a result of impairment of inventory ($55,210), offset by a decrease in general and administrative expenses, professional fees and salaries. In addition, we incurred no research and development expenses in the 2017 period.

Liquidity and Financial Condition

Working Capital

	At July 31, 2017 ($)	At April 30, 2017 ($)
Current Assets	$108,161	$203,980
Current Liabilities	$1,080,350	$980,394
Working Capital Deficit	$(972,189)	$(776,414)

Cash Flows

	Three Month Period Ended July 31, 2017 ($)		Three Month Period Ended July 31, 2016 ($)
Cash Flows used in Operating Activities		$(49,489)		$(85,905)
Cash Flows used in Investing Activities	$	Nil	$	Nil
Cash Flows provided by (used in) Financing Activities	$	Nil		$(14,179)
Effect of Exchange Rate Changes on Cash		$(4,827)		$(5,969)
Net Increase (Decrease) in Cash During Period		$(44,662)		$(106,053)

As of July 31, 2017, our total assets were $108,161 and our total liabilities were $1,080,350 and we had a working capital deficit of $972,189. Our unaudited financial statements report a net loss of $107,385 for the three months ended July 31, 2017 compared to a net loss of $103,433 for the same period in 2016.

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

Going Concern

The interim consolidated financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not yet established an ongoing source of revenues sufficient to cover our operating expenses and allow us to continue as a going concern. The continuation of our company as a going concern is dependent upon the continued financial support from our stockholders and the ability of our company to obtain adequate capital to fund operating losses until we becomes profitable. Our interim consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

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

(i)	Assets and liabilities at the rate of exchange in effect at the balance sheet date; and

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

Currency Risk

Our company’s operating expenses are primarily incurred in Canadian dollars, and fluctuation of the Canadian dollar in relation to the United States dollar will have an impact upon the profitability of our company and may also have an effect of the value of our company’s. Our company has not entered into any agreements or purchased any instruments to hedge possible currency risk. At July 31, 2017, 1 United States dollar was equal to 1.2485 Canadian dollars.

Basic and diluted net income (loss) per share

The Company computes net income (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at July 31, 2017 there were outstanding stock options and warrants totaling 2,200,000 shares of common stock.

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

As of the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report due to the material weaknesses in our internal controls over financial reporting identified in our Annual Report on Form 10-K for the year ended April 30, 2017.

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

Item 1A. Risk Factors

Reference is made to the risks and uncertainties disclosed in Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the year ended April 30, 2017 (the “2017 Form 10-K”), which are incorporated by reference into this report. Prospective investors are encouraged to consider the risks described in our 2017 Form 10-K, our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and other information publicly disclosed or contained in documents we file with the Securities and Exchange Commission before purchasing our securities.

Item 2. Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mining Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Document Description
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Section 302 Certifications under Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1	Section 906 Certifications under Sarbanes-Oxley Act of 2002
101	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ETERNITY HEALTHCARE INC.

Date: September 26, 2017	/s/ Weitao Wang
Weitao Wang
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

