Form 10-K/A
period 2017-04-30
ETERNITY HEALTHCARE INC.
filed 2018-01-03
CIK 1437822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This amendment is being filed to amend Item 9A (Controls and Procedures) in response to a letter of comment dated December 20, 207 received from the staff of the Division of Corporation Finance.

1

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2017 using the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

Based on the foregoing, our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective as of April 30, 2017 due to the foregoing material weaknesses in our internal controls over financial reporting. Notwithstanding the existence of these material weaknesses in our internal control over financial reporting, our management believes that the consolidated financial statements included in its reports fairly present in all material respects our company’s financial condition, results of operations and cash flows for the periods presented.

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

2

Changes in Internal Controls

During the period ended April 30, 2017, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 6. Exhibits

Exhibit Number	Document Description
31.1	Section 302 Certifications under Sarbanes-Oxley Act of 2002
32.1	Section 906 Certifications under Sarbanes-Oxley Act of 2002

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned thereunto duly authorized.

ETERNITY HEALTHCARE INC.

Date: January 3, 2018	/s/ Weitao Wang
Weitao Wang
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

4