Form 10-Q
period 2017-10-31
ETERNITY HEALTHCARE INC.
filed 2018-01-10
CIK 1437822

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2017

or

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

As of December 29, 2017, we had outstanding 70,929,868 shares of common stock.

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

As used in this quarterly report, the terms, “we”, “us”, “our” and “our company” refer to Eternity Healthcare Inc., unless the context clearly requires or states otherwise.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Eternity Healthcare Inc.

Consolidated Balance Sheet

(Expressed in U.S. Dollars)

	October 31,	April 30,
	2017	2017
	$	$
	(Unaudited)
Assets
Current assets
Current assets of discontinued operations (note 10)	-	203,980

Total assets	-	203,980

Liabilities
Current liabilities
Accounts payable and accrued liabilities (Note 6)	16,579	-
Due to related parties (Note 7)	842,663	851,787
Current liabilities of discontinued operations (Note 10)	-	128,607
	859,242	980,394

Shareholders’ equity (deficit)
Capital stock (Note 8)

Authorized 300,000,000 common shares, par value $ 0.001 Issued and outstanding
October 31, 2017 – 70,929,868 common shares
April 30, 2017 – 70,929,868 common shares	70,930	70,930
Additional paid-in capital	1,946,740	1,946,740
Accumulated other comprehensive gain	-	52,809
Accumulated deficit	(2,876,912)	(2,846,893)

Total stockholders’ (deficit)	(859,242)	(776,414)

Total liabilities and stockholders’ equity (deficit)	-	203,980

The accompanying notes are an integral part of these consolidated financial statements.

Eternity Healthcare Inc.

Consolidated Statements of Operations and Comprehensive Income

(Expressed in U.S. Dollars)

(Unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	October 31, 2017	October 31, 2016	October 31, 2017	October 31, 2016
	$	$	$	$
Sales
Product sales	-	-	-	-
Cost of goods sold	-	-	-	-
Gross margin	-	-	-	-

Operating Expenses
General and administrative	2,448	1,683	9,898	3,588
Professional fees	18,305	9,396	25,546	27,706
Total operating expenses	20,753	11,079	35,444	31,294

Net loss from continued operations	(20,753)	(11,079)	(35,444)	(31,294)

Other income (expenses)
Interest expense	(9,000)	(11,026)	(17,737)	(22,124)
Interest income	-	94	-	620
Foreign exchange gain	75,284	-	75,284
Gain on sale of intellectual property	31,836	-	31,836	-
	98,120	(10,932)	89,383	(21,504)

Net income (loss) for the period from continued Operations	77,367	(22,011)	53,939	(52,798)

Net income (loss) for the period from discontinued Operations (Note 10)	-	(94,163)	(83,957)	(166,809)

Total income (loss) for the period	77,367	(116,174)	(30,018)	(219,607)

Other comprehensive income (loss)	35,581	20,842	(52,809)	46,094

Comprehensive income (loss) for the period	112,948	(95,332)	(82,827)	(173,513)

Net loss per share - basic and diluted
Continued Operations	0.001	(0.000)	0.001	(0.001)
Discontinued operation	0.000	(0.002)	(0.001)	(0.002)
Total	0.001	(0.002)	0.000	(0.003)
Weighted average number of common shares Outstanding - basic	70,929,868	66,429,868	70,929,868	66,429,868
Weighted average number of common shares Outstanding - diluted	72,929,868	66,429,868	70,929,868	66,429,868

The accompanying notes are an integral part of these consolidated financial statements

Eternity Healthcare Inc.

Consolidated Statements of Cash Flows

(Expressed in U.S. Dollars)

(Unaudited)

	For the six	For the six
	months ended	months ended
	October 31,	October 31,
	2017	2016
	$	$
Operating activities
Net income (loss) for the period from continued operations	53,939	(52,798)
Adjustments to reconcile to net loss to net cash used in operating activities
Foreign exchange adjustment	51,151	-
Gain on sale of intellectual property	(31,836)	-
Impairment of inventory	55,210	-
Expenses paid on behalf of the Company by related parties	-	8,695
Changes in operating assets and liabilities
GST/HST receivable	1,258
Inventory	(9,454)	(26,645)
Prepaid expenses	24,230	10,270
Accounts payable and accrued liabilities	(112,029)	14,465
Accounts receivable	-	1,376

Net cash from (used in) operating activities	32,469	(44,637)

Investing activities
Short-term investments	-	306,739

Net cash from investing activities	-	306,739

Financing activities
Proceeds from related party payables	-	99,690
Repayments on related party payables	-	(113,784)

Net cash used in financing activities	-	(14,094)

Effect of exchange rate changes on cash	-	(14,549)

Increase (decrease) in cash from continued operations	32,469	233,459
Increase (decrease in cash from discontinued operations
Net income (loss) for period from continued operations	(83,957)	(166,809)
Adjustment for cash balance of subsidiary	(96,631)	-

Net cash from discontinued operations	(180,588)	(211,446)

Cash, beginning of period	148,119	259,040

Cash, end of period	-	325,690

The accompanying notes are an integral part of these consolidated financial statements

Eternity Healthcare Inc.

Notes to the Consolidated Financial Statements

October 31, 2017

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

On August 23, 2017, the Company disposed of its intellectual property and its subsidiary, Eternity Healthcare Inc. (British Columbia). The Company received gross proceeds of $ 31,836 ($ 40,000 CAD) in relation to the intellectual property and $ 47,754 ($ 60,000 CAD) for the shares of the subsidiary. The proceeds were paid by a reduction in the amount owed to a related party.

The Company has net loss of $ 30,018 for the six months ended October 31, 2017 (October 31, 2016 - net loss of $ 219,607) and has a working capital deficit of $ 859,242 as at October 31, 2017 (April 30, 2017 - $ 776,414).

2.	Condensed financial statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, result of operations, and cash flows at October 31, 2017, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2017 audited financial statements. The results of operations for the period ended October 31, 2017 and 2016 are not necessarily indicative of the operating results for the full year.

Eternity Healthcare Inc.

Notes to the Consolidated Financial Statements

October 31, 2017

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

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Eternity Healthcare Inc. (BC) until the date of sale on August 23, 2017 and Eternity Healthcare Inc. (Arizona). All significant intercompany balances and transactions have been eliminated in consolidation.

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

October 31, 2017

(Expressed in U.S. Dollars)

(Unaudited)

4.	Significant accounting policies - continued

Foreign currency translation

The Company’s functional and presentational currency is the U.S. dollar. All transactions initiated in other currencies are translated into the reporting currency in accordance with ASC 830, “Foreign Currency Matters” as follows:

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

Currency risk

The Company’s operating expenses are primarily incurred in Canadian dollars, and fluctuation of the Canadian dollar in relation to the United States dollar will have an impact upon the profitability of the Company and may also have an effect of the value of the Company’s. The Company has not entered into any agreements or purchased any instruments to hedge possible currency risk. At October 31, 2017 1 United States dollar was equal to 1.3403 Canadian dollars.

Basic and diluted net income (loss) per share

The Company computes net income (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at October 31, 2017 there were outstanding stock options and warrants totaling 2,200,000 common shares (Notes 9 and 10).

Research and development

The Company recognizes research and development costs in accordance with ASC 730, “Research and Development”, which requires the Company to expense research and development costs as they are incurred.

Eternity Healthcare Inc.

Notes to the Consolidated Financial Statements

October 31, 2017

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

Comprehensive loss

ASC 22, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at October 31, 2017, the Company has items that represent a comprehensive income (loss) and, therefore, has included a schedule of comprehensive income (loss) in the financial statements.

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

October 31, 2017

(Expressed in U.S. Dollars)

(Unaudited)

5.	Inventory

Inventory consists of needle free injection products that are held for resale. Inventory is stated at the lower of cost or market with cost determined under the weighted average cost method. As of October 31, 2017 and April 30, 2017 inventory consisted of the following:

	October 31,	April 30,
	2017	2017
	$	$
Raw Material	-	-
Work in progress	-	-
Finished goods	-	30,283
Reserve for obsolescence	-	-

	-	30,283

During the period ending October 31, 2017, the Company recognized a $ 55,210 write-down of inventory.

6.	Accounts payable and accrued liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured, and have settlement dates within one year.

7.	Due to related parties and related party transactions

During the period-ended October 31, 2017, the Company sold its wholly owned subsidiary, Eternity Healthcare Inc. (BC), and certain intellectual property owned by the Company to a related party for $100,000 Canadian Dollars. In addition, the Company received $ Nil in additional cash loans from related parties of the Company and made repayments to related parties of $ Nil. Total related party notes payable as of October 31, 2017 were $ 842,663. $ 698,040 ($ 900,000 CAD) of this balance is interest bearing at 5% per year on the principle balance, unsecured and has no fixed terms of repayment. Effective May 1, 2016, the excess over $ 900,000 CAD is a non-interest bearing balance, unsecured with no fixed terms of repayment. During the period- ended October 31, 2017, the Company recorded interest expense of $ 9,000 with regard to the outstanding related party loans.

8.	Capital stock

Authorized

The total authorized capital is 300,000,000 common shares with a par value of $ 0.001 per common share.

Eternity Healthcare Inc.

Notes to the Consolidated Financial Statements

October 31, 2017

(Expressed in U.S. Dollars)

(Unaudited)

9.	Warrants

During the year-ended April 30, 2017, the Company granted 2,000,000 warrants for services. The fair value of the stock warrants granted was estimated at $ 119,649 on the date granted using the Black-Scholes pricing model, with the following assumptions used for the valuation: exercise price of $ 0.001 per share, average risk-free interest rate of 0.573%, expected dividend yield of zero, expected lives of three years and an average expected volatility of 247.04%. As at October 31, 2017, $nil remained as a prepaid expense.

A summary of the status of the Company’s warrants as of October 31, 2017 is presented below:

Number of
warrants
Warrants as at April 30, 2017	2,000,000
Warrants granted	-
Exercised, forfeited or expired	-
Outstanding at October 31, 2017	2,000,000
Exercisable at October 31, 2017	2,000,000

The following table summarizes information about the warrants as of October 31, 2017:

	Warrants outstanding			Warrants exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life (in years)	Weighted average exercise price	Number exercisable	Weighted average exercise price

$0.001	2,000,000	2.34	$0.001	2,000,000	$0.001

10.	Stock options

During the fiscal year ended April 30, 2013, the Company granted 200,000 stock options for services. The fair value of the stock options granted were estimated on the date granted using the Black-Scholes pricing model, with the following assumptions used for the valuation: exercise price of $0.55 per share, average risk- free interest rate of 0.79%, expected dividend yield of zero, expected lives of five years and an average expected volatility of 2.99%. During the six months ended October 31, 2017 and 2016, the Company recognized expense of nil and nil related to options that vested, respectively.

During the six-month period ended October 31, 2017, the Company issued no new stock options.

A summary of the status of the Company’s stock options as of October 31, 2017 is presented below:

Number of
Shares
Balance of stock options as at April 30, 2017	200,000
Options granted	-
Exercised, forfeited or expired	-
Outstanding at October 31, 2017	200,000
Exercisable at October 31, 2017	200,000

The following table summarizes information about the stock options as of October 31, 2017:

	Options and Warrants			Options and Warrants
	Outstanding			Exercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (in years)	Price	Exercisable	Price

$0.80	200,000	1.21	$0.80	200,000	$0.80

Eternity Healthcare Inc.

Notes to the Consolidated Financial Statements

October 31, 2017

(Expressed in U.S. Dollars)

(Unaudited)

11.	Discontinued operations

On August 23, 2017, the Company disposed of its intellectual property and its subsidiary, Eternity Healthcare Inc. (British Columbia). The following table presents summarized financial information related to the discontinued operations:

	October 31,	April 30,
	2017	2017
	$	$
Assets
Current assets
Cash and cash equivalents	-	148,119
Prepaid expenses	-	24,230
GST/HST receivable	-	1,258
Inventory (Note 5)	-	30,283

Total assets from discontinued operations	-	203,980
Liabilities
Current liabilities
Accounts payable and accrued liabilities (Note 6)	-	128,607
Total liabilities from discontinued operations	-	128,607

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	October 31, 2017	October 31, 2016	October 31, 2017	October 31, 2016
	$	$	$	$
Sales
Product sales	-	560	-	2,733
Cost of goods sold	-	188	-	1,051
Gross margin	-	372	-	1,682
Operating Expenses
General and administrative	-	45,434	-	64,995
Professional fees	-	-	-	-
Research and development	-	1,918	-	21,916
Salaries	-	47,183	28,747	81,580
Impairment of inventory	-	-	55,210	-
Total operating expenses	-	94,535	83,957	168,491

Net loss from discontinued operations	-	(94,163)	(83,957)	(166,809)

12.	Supplemental cash flow information

During the period ended October 31, 2017, the Company conducted the following non-cash transaction:

	October 31,	April 30,
	2017	2017
	$	$
Related party payable exchanged for intellectual property and shares of subsidiary	79,590	-

13.	Subsequent Event

The Company entered into a share exchange agreement (the "Exchange Agreement") dated December 13, 2017, with the equity holders of Guizhou Tongren Healthy China Biotechnology Co. Ltd., a company recently formed in China. Pursuant to the Exchange Agreement, in exchange for an aggregate of 17,181,769 shares of the common stock of the Company, Guizhou Tongren Healthy China Biotechnology Co. Ltd. will become a wholly-owned subsidiary of Eternity Healthcare. In addition, the Company has acquired all of the outstanding equity of a BVI Company named Trillion Enterprises Group Limited which owns all of the outstanding equity interests in HK Trillion Holdings Limited, a company formed under the laws of Hong Kong. When the acquisition of Guizhou Tongren Healthy China Biotechnology Co. Ltd. is completed, its shares will be held by the Hong Kong entity, HK Trillion Holdings Limited.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Overview

Until the change in control described below, we were a medical device company that, subject to government approval, planned to manufacture and market medical devices. Our new controlling stockholder intends to build a cell storage, transformation and application facility in Tongren, Guizhou Province, China, which will utilize the proprietary biotechnology developed by Shenzhen Zoken Biotechnology Co. LTD. The Company intends to establish a facility in Tongren for the treatment of clients interested in the benefits of stem cell storage and applications, which will have a fully equipped stem cell laboratory, immune cell research room, and a genetics and gene research laboratory. It is estimated that construction of the facility, including acquisition of the equipment, and initial working capital, will require approximately $20 million. It is anticipated that the funds will be provided by affiliates of one of the Company’s shareholders, pursuant to a long-term loan. Pending receipt of the proceeds of such loan, the Company will be dependent upon advances from its shareholders and their affiliates to meet its cash needs.

In furtherance of our plan to construct a stem cell facility in China, we entered into a share exchange agreement (the "Exchange Agreement") dated December 13, 2017, with the equity holders of Guizhou Tongren Healthy China Biotechnology Co. Ltd., a company recently formed in China to engage in the business of providing stem cell storage and related medical therapies in China. Pursuant to the Exchange Agreement, in exchange for an aggregate of 17,181,769 shares of the common stock of the Company, Guizhou Tongren Healthy China Biotechnology Co. Ltd. will become a wholly-owned subsidiary of Eternity Healthcare. In addition, we have acquired all of the outstanding equity of a BVI Company named Trillion Enterprises Group Limited which owns all of the outanding equity interests in HK Trillion Holdings Limited, a company formed under the laws of Hong Kong. When the acquisition of Guizhou Tongren Healthy China Biotechnology Co. Ltd. is completed, it will be held by the Hong Kong entity, HK Trillion Holdings Limited.

Change In Control and Sale of Subsidiary and Related Intellectual Property and Technology

In August 31, 2017, the owners of 53,933,373 shares, representing approximately 76.04% of our outstanding shares of common stock, including the president, chief executive officer and director of our company, sold their shares to Team Youn Bio Medecine International Corp. Limited, a China based company (“Team Youn”). Contemporaneously with the sale, we sold our wholly owned subsidiary, Eternity Health Care Inc., a Canadian Federal corporation, extra-provincially registered in British Columbia (“Eternity BC”), to our former president, chief executive officer and director of our company, and assigned to him certain intellectual property and technology owned by us related to the development, testing and manufacture of our medical device needle free injection technology, together with all “know-how” and other proprietary rights of our company related thereto (the “IP Rights”) for a total purchase price of $CDN100,000 (equivalent to $US80,000). Payment of the purchase price for the shares of the subsidiary and the IP Rights was made by crediting an equal amount against the $CDN1,163,966 ($US941,303) indebtedness owed to our former president, chief executive officer and director for advances made to pay operating expenses. Our remaining $CDN 1,063,966 ($US 861,303) of indebtedness to our former president, chief executive officer and director was assigned to Team Youn.

Results of Operations

As a result of the transfer of Eternity BC as described above and the commencement of our plan to construct a stem cell facility in China, the results of our historical operations are not meaningful to an assessment of the likelihood of success of our future operations. Nevertheless, set forth below is a comparison of the results of our operations for the three and six months ended October 31, 2017 with those of the three and six months ended October 31, 2016.

We had no revenues in the three and six month periods ended October 31, 2017, as opposed to the minimal revenues of $560 and $2,733in the three and six month periods ended October 31, 2016, all of which were generated by the discontinued operations of Eternity BC which we sold in August 2017.

In connection with the transfer of Eternity BC and the assignment of certain intellectual property and technology owned by us related to the development, testing and manufacture of our medical device needle free injection technology, in consideration for the forgiveness of debt, we generated non-cash gains on the sale of intellectual property of $31,836, which combined with a foreign exchange gain of $75,284, resulted in net income from continued operations for the three and six months ended October 31, 2017, of $77,367 and $53,939, respectively. This compares to net losses incurred in the three and six months ended October 31, 2016, of $22,011 and $53,939, respectively, due to the absence of a foreign exchange gain and a gain on the sale of intellectual property.

Liquidity and Capital Resources

As of October 31, 2017 we had $0 in cash. We have financed our operations primarily with the proceeds of loans from related parties. During the six months ended October 31, 2017, in anticipation of the sale of the controlling interest in the Company, prior management used all of the $148,119 the Company had on hand as of April 30, 2017, to maintain the Company’s operations and satisfy accounts payable and accrued liabilities, other than amounts due to related parties assigned to Team Youn which was $842,663 as of October 31, 2017. To satisfy our cash requirements for the next 12 months we need additional financing. We are currently in negotiations with an affiliate to one of our shareholders for a loan sufficient to enable us to construct a stem cell facility in Tongren, Guizhou Province, China. We may require additional funds to satisfy our day to day operations, including the cost of operating as a public company. We cannot assure investors that adequate financing will be available to enable us to move forward with our plans to construct a stem facility or to meet the regulatory obligations of a public company. In the absence of such financing, we may be unable to proceed with our plan of operations.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

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

Principles of Consolidation

The consolidated financial statements include the accounts of our company and its wholly-owned subsidiary, Eternity Healthcare Inc. (B.C.) until the date of its sale on August 23, 2017. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Foreign Currency Translation

Our company’s functional currency is the Canadian dollar and reporting currency is the U.S. dollar. All transactions initiated in other currencies are translated into the reporting currency in accordance with ASC 830, “Foreign Currency Matters” as follows:

(i)	Assets and liabilities at the rate of exchange in effect at the balance sheet date; and

(ii)	Revenue and expense items at rate of exchange at the dates on which those elements are recognized.

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

Basic and diluted net income (loss) per share

The Company computes net income (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at October 31, 2017 there were outstanding stock options and warrants totaling 2,200,000 shares of common stock.

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

Recent Accounting Pronouncements

Our company does not expect the adoption of any recent accounting pronouncements to have a material impact on our financial statements.

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

As of the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report due to the material weaknesses in our internal controls over financial reporting identified in our Annual Report on Form 10-K for the year ended April 30, 2017. Moreover, as a result of the recent change in control and intent to commence operations in China, we will need to develop sufficient accounting controls and procedures with respect to such activities.

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

Item 2. Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mining Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Document Description
10.1	SHARE EXCHANGE AGREEMENT by and among Eternity Healthcare Inc., Hong Kong Trillion Holdings Limited, and the owners of Guizhou Tongren Healthy China Biotechnology Co. Ltd.,
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Section 302 Certifications under Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1	Section 906 Certifications under Sarbanes-Oxley Act of 2002
101	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ETERNITY HEALTHCARE INC.

Date: January 9, 2018	/s/ Weitao Wang
Weitao Wang
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)