Form 10-K/A
period 2017-04-30
ETERNITY HEALTHCARE INC.
filed 2018-01-12
CIK 1437822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This amendment is being filed to further amend Item 9A (Controls and Procedures) in response to a letter of comment dated December 20, 207 received from the staff of the Division of Corporation Finance.

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

Based on the foregoing, our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) concluded that our internal controls over financial reporting were not effective as of April 30, 2017 Notwithstanding the existence of these material weaknesses in our internal control over financial reporting, our management believes that the consolidated financial statements included in its reports fairly present in all material respects our company’s financial condition, results of operations and cash flows for the periods presented.

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

ETERNITY HEALTHCARE INC.

Date: January 12, 2018	/s/ Wei Tao Wang
Wei Tao Wang
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

4