Form 10-Q
period 2018-01-31
ETERNITY HEALTHCARE INC.
filed 2018-03-19
CIK 1437822

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2018

or

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

As of March 10, 2018, we had outstanding 171,058,437 shares of common stock.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Eternity Healthcare Inc.

Consolidated Balance Sheets

(Expressed in U.S. Dollars)

	January 31,	April 30,
	2018	2017
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$13,398	$-
Advanced payments (note 5)	172,806	-
Deferred cost - current portion (note 6)	37,349	-
Prepaid expenses and other current assets	96,232	-
Current assets of discontinued operations (note 12)	-	203,980
Total current assets	319,785	203,980

Deferred cost - long-term portion (note 6)	322,134	-
Total assets	$641,919	$203,980

Liabilities
Current liabilities
Accounts payable and accrued liabilities (Note 7)	$362,894	$-
Due to related parties (Note 8)	113,603	851,787
Current liabilities of discontinued operations (Note 12)	-	128,607
Total liabilities	476,497	980,394

Shareholders’ equity (deficit)
Preferred stock – Authorized 10,000,000 shares, par value $0.001, 0 shares issued and outstanding at January 31, 2018 and April 30, 2017	-	-
Common stock - Authorized 300,000,000 shares, par value $ 0.001, issued and outstanding 171,058,437 and 70,929,868 shares at January 31, 2018 and April 30, 2017, respectively	171,058	70,930
Additional paid-in capital	3,019,715	1,946,740
Accumulated other comprehensive (loss)/gain	(1,255)	52,809
Accumulated deficit	(3,024,096)	(2,846,893)

Total stockholders’ equity/(deficit)	165,422	(776,414)

Total liabilities and shareholders’ equity	$641,919	$203,980

The accompanying notes are an integral part of these consolidated financial statements.

Eternity Healthcare Inc.

Consolidated Statements of Operations and Comprehensive Income

(Expressed in U.S. Dollars)

(Unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	January 31,	January 31,	January 31,	January 31,
	2018	2017	2018	2017
Sales
Product sales	$-	$-	$-	$-
Cost of goods sold	-	-	-	-
Gross margin	-	-	-	-

Operating Expenses
General and administrative	36,755	86,110	46,653	119,296
Professional fees	103,120	13,590	128,666	41,296
Total operating expenses	139,875	99,700	175,319	160,592
Net loss from continuing operations	(139,875)	(99,700)	(175,319)	(160,592)

Other income/(expenses)
Interest expense	(7,309)	(4,450)	(25,046)	(26,574)
Interest income	-	-	-	2
Loss from continuing operations before income taxes	(147,184)	(104,150)	(200,365)	(187,164)
Income tax benefit	-	-	4,864	-
Net loss from continuing operations	(147,184)	(104,150)	(195,501)	(187,164)

Loss from discontinued operations before income taxes	-	(35,704)	(83,957)	(172,297)
Gain on disposition of discontinued operations before income taxes	-	-	107,120	-
Provision for income taxes on discontinued operations and disposition	-	-	(4,864)	-
Net (loss)/income from discontinued operations and dispositions	-	(35,704)	18,299	(172,297)

Net loss	$(147,184)	$(139,854)	$(177,202)	$(359,461)

Other comprehensive income/(loss) – Foreign currency translation	1,255	(23,234)	(51,554)	22,860

Comprehensive loss	$(145,929)	$(163,088)	$(228,756)	$(336,601)

Net loss per share - basic and diluted
Continued Operations	$(0.002)	$(0.002)	$(0.003)	$(0.003)
Discontinued operation	-	(0.000)	0.000	(0.002)
Total	$(0.002)	$(0.002)	$(0.003)	$(0.005)
Weighted average number of common shares
Outstanding - basic	88,343,532	68,929,868	76,734,423	67,362,839
Weighted average number of common shares
Outstanding - diluted	88,343,532	68,929,868	76,734,423	67,362,839

The accompanying notes are an integral part of these consolidated financial statements

Eternity Healthcare Inc.

Consolidated Statements of Cash Flows

(Expressed in U.S. Dollars)

(Unaudited)

	For the nine	For the nine
	months ended	months ended
	January 31,	January 31,
	2018	2017
Operating activities
Net loss	$(177,202)	$(359,461)
(Income)/loss from discontinued operations and dispositions, net of income taxes	(18,299)	172,297
Net loss for the period from continued operations	(195,501)	(187,164)
Adjustments to reconcile to net loss to net cash used in continuing operating activities
Amortization of prepaid stock-based compensation	-	83,818
Amortization of deferred cost	4,669	-
Interest expense for related party loan	25,046	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(96,191)	(3,980)
Accounts payable and accrued liabilities	335,288	25,852
Net cash used in operating activities of continuing operations	73,311	(81,474)
Net cash used in operating activities of discontinued operations	(35,664)	(201,479)
Net cash used in operating activities	37,647	(282,953)

Investing activities
Payment for capital expenditures	(150,576)	-
Net cash provided by investing activities of continuing operations	(150,576)	-
Net cash (used in)/provided by investing activities of discontinued operations	(96,631)	304,567
Net cash (used in)/provided by investing activities	(247,207)	304,567

Financing activities

Proceeds from related party loans	75,985	-
Net cash provided by financing activities of continuing operations	75,985	-
Net cash used in financing activities of discontinued operations	-	(90,136)
Net cash provided by/(used in) financing activities	75,985	(90,136)

Effect of exchange rate changes on cash	(1,146)	(6,085)
Net decrease in cash	(134,721)	(74,607)
Cash, beginning of period – continuing operations	-	-
Cash, beginning of period – discontinued operations	148,119	259,040
Cash, end of period – continuing operations	13,398	-
Cash, end of period – discontinued operations	$-	184,433

The accompanying notes are an integral part of these consolidated financial statements

Eternity Healthcare Inc.

Notes to the Consolidated Financial Statements

January 31, 2018

(Expressed in U.S. Dollars)

(Unaudited)

1.	Nature and continuance of operations

Eternity Healthcare Inc. (the “Company”) was incorporated under the laws of the State of Nevada on October 24, 2007 under the name Kid’s Book Writer, Inc. On September 23, 2010, the Company changed its name to Eternity Healthcare Inc., and affected a reverse stock split of the issued and outstanding common stock at a factor of 10 old shares for 1 new share. The Company has been focusing on offering a range of medical devices and diagnostics until August 2017.

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

The Share Exchange Agreement, which represents a majority of the then issued and outstanding shares of the Company, constituted a change in control of the Company. The acquisition of Eternity BC was accounted for as a reverse acquisition in accordance with Accounting Standards Codification (“ASC”) 805-40, “Business Combinations”. The Company determined for accounting and reporting purposes that Eternity BC is the acquirer because of the significant holdings and influence of the control group of the Company before and after the acquisition. As a result of the transaction, Eternity BC shareholders owned approximately 94.4% of the then issued and outstanding common stock of the Company on a diluted basis.

On August 23, 2017, the owners of 53,933,373 shares, representing approximately 76.04% of the Company’s outstanding shares of common stock, including the president, chief executive officer and director of the Company, sold their shares to Team Youn Bio Medecine International Corp. Limited, a China based company (“Team Youn”). Contemporaneously, the Company disposed of its intellectual property and its subsidiary, Eternity BC. The Company received gross proceeds of USD$ 31,836 ($ 40,000 CAD) in relation to the intellectual property and USD$47,754 ($ 60,000 CAD) for the shares of the subsidiary. The proceeds were paid by a reduction in the amount owed to a related party. Upon the completion of this disposal, the Company shifted its business focus from medical devices and diagnostics to cell storage, transformation and application services.

On October 16, 2017, an affiliate of the Company transferred all shares of Trillion Enterprises Group Limited (“Trillion Enterprise”), a dormant company incorporated under the law of British Virgin Islands (“BVI”) on February 23, 2013, to the Company for zero consideration. Hong Kong Trillion Pharmaceutical Holdings Limited (“HK Trillion”) was incorporated by Trillion Enterprise as a wholly-owned subsidiary on March 15, 2013. Both Trillion Enterprise and HK Trillion had no operations since their inception.

The Company and its subsidiary HK Trillion entered into a share exchange agreement (the "Exchange Agreement") dated December 13, 2017, with Guizhou Tongren Healthy China Biotechnology Co. Ltd. (“Guizhou Tongren”), a company formed in China on September 15, 2017, and its equity holders. Pursuant to the Exchange Agreement, in exchange for an aggregate of 17,181,769 shares of the common stock of the Company, Guizhou Tongren Healthy China Biotechnology Co. Ltd. became a wholly-owned subsidiary of HK Trillion. The Company immediately took control of Guizhou Tongren upon execution of the Exchange Agreement.

On January 16, 2018, the Company issued 82,946,800 shares of common stock to Team Youn upon conversion of $CDN 1,063,966 (approximately $USD 829,468, 1 CAD to 0.7796 USD) at a conversion price of $0.01 per share, according to the Debt Conversion Agreement entered by the Company and Team Youn in December 2017.

2.	Condensed financial statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at January 31, 2018, and results of operations and cash flows for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2017 audited financial statements. The results of operations for the periods ended January 31, 2018 are not necessarily indicative of the operating results for the full year.

3.	Going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Since December 2010, the Company has been engaged in offering a range of medical devices and diagnostics and has not generated positive cash flows from operations. Through January 31, 2018, the Company has incurred accumulated losses of $3,024,096 and as of January 31, 2018, the Company had $13,398 of cash and negative working capital of $156,712, respectively. The Company believes that it will not have enough cash resources to fund the business for the next 12 months if no external cash resources are secured. Successful completion of the Company’s infrastructure for cell storage, transformation and application services, and its transition to attaining profitable operations, is dependent upon obtaining additional financing. The Company plans to improve its future liquidity by obtaining additional financing through the issuance of financial instruments such as equity and warrants or through credit loans. Additional financing may not be available on acceptable terms or at all. If the Company issues additional equity securities to raise funds, the ownership percentage of existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date the financial statements are issued. These consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

4.	Significant accounting policies

The following is a summary of significant accounting policies used in the preparation of these consolidated financial statements.

Basis of presentation

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are expressed in U.S. dollars.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Eternity BC until the date of sale on August 23, 2017. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Trillion Enterprises and HK Trillion since October 16, 2017 and include Guizhou Tongren since December 13, 2017. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

Operating leases

Leases where substantially all the risks and rewards of ownership of the assets remain with the lessor are accounted for as operating leases. Rental payments and the acquisition cost for the operating leases are charged to the consolidated statements of comprehensive loss on a straight-line basis over the lease periods.

Share-based compensation

The Company grants share options and restricted shares to some non-employee consultants. Awards granted to non-employees are measured at fair value at the earlier of the commitment date or the date the services are completed, and are recognized using graded vesting method over the period the service is provided.

Black-Scholes pricing models are adopted to measure the value of awards at each grant date or measurement date. The determination of fair value is affected by the share price as well as assumptions relating to a number of complex and subjective variables, including but not limited to the expected share price volatility, actual and projected non-employee share option exercise behavior, risk-free interest rates and expected dividends.

Foreign currency translation

The Company’s functional and presentational currency is the U.S. dollar. All transactions initiated in other currencies are translated into the reporting currency in accordance with ASC 830, “Foreign Currency Matters” as follows:

i)	Assets and liabilities at the rate of exchange in effect at the balance sheet date;

ii)	Revenue and expense items at average exchange rate during the period; and

iii)	Equity amounts are translated at historical exchange rates, except for changes in accumulated deficit during the period which is the result of income statement translation process

Gains and losses on translation are included in other comprehensive income (loss) in shareholders’ equity/(deficiency) for the period.

Fair value

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and due to related parties approximate their fair values because of the short-term maturity of these financial instruments.

Interest rate risk

The company is not exposed to significant interest rate risk due to the short-term maturity of its monetary assets and liabilities.

Credit risk

Credit risk is the risk of loss associated with a counterparty’s inability to fulfill its payment obligations. The Company’s credit risk is primarily attributable to cash, advanced payments and prepaid expenses. Management believes that the credit risk with respect to financial instruments included in cash, and advanced payments and prepaid expenses is remote.

Currency risk

The Company’s operating expenses are primarily incurred in Renminbi (“RMB”) after the acquisition of Guizhou Tongren. Fluctuation of the Renminbi in relation to the United States dollar will have an impact upon the profitability of the Company and may also have an effect on the value of the Company’s assets. The Company has not entered into any agreements or purchased any instruments to hedge possible currency risk. At January 31, 2018, 1 United States dollar was equal to 6.3339 Renminbi.

Basic and diluted net income/(loss) per share

The Company computes net income/(loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. For the three and nine months ended January 31, 2018 and 2017, the diluted loss per share calculation for continuing and discontinued operations did not include warrants to purchase up to 2,000,000 shares of the Company’s common stock, because their effect was anti-dilutive, as the Company incurred a loss for the periods. For the three and nine months ended January 31, 2017, the diluted loss per share calculation for continuing and discontinued operations did not include options to purchase up to 200,000 shares of the Company’s common stock, because they were out of the money. As at January 31, 2018 there were outstanding warrants totaling 2,000,000 common shares (Notes 10).

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

On December 22, 2017, the 2017 Tax Act (the “Act”) was passed. Due to the significant complexity of the Act, the Securities Exchange Commission has issued its Staff Accounting Bulletin 118 (“SAB 118”) to provide companies additional time to analyze and report the effects of tax reform. Under SAB 118, companies are required to record those items where analysis is complete, include reasonable estimates and label them as provisional where analysis is incomplete, and if reasonable estimates cannot be made, record items under the previous tax law. Companies are required to have their analysis completed within one year. We have not completed our analysis for the tax effects related to the Act; however, we have made a reasonable estimate and have recorded income tax expenses associated with our gain on discontinued operations and dispositions and the income tax benefit from our continuing operating loss accordingly. Future adjustments will be recorded through current tax expense in the fiscal year of 2019 in which the analysis is completed.

Comprehensive loss

ASC 22, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at January 31, 2018, the Company has items that represent a comprehensive income (loss) and, therefore, has included a schedule of comprehensive income (loss) in the financial statements.

Related parties

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Parties are also considered to be related if they are subject to common control or significant influence, such as a family member or relative, stockholder, or a related corporation.

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

Segments of an enterprise and related information

ASC 280, “Segment Reporting” establishes guidance for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. ASC 280 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has evaluated ASC 280 and believes it has only one operating segment at this time.

Discontinued operation

A discontinued operation may include a component of an entity or a group of components, a business. Disposal of a component or group of components should be reported in discontinued operations if the disposal represents a strategic shift that has, or will have a major effect on the entity’s operations and financial results. Examples of a strategic shift that has (or will have) a major effect on an entity’s operations and financial results could include a disposal of a major geographical area, a major line of business, a major equity method investment, or other major parts of an entity. The results of operations of a discontinued operation that has either been disposed of or classified as held for sale should be presented on the face of the statement in which net income is reported. Any gain or loss on the disposal or on classification as held for sale may be disclosed on the face of the statement and in a note to the financial statements.

Reclassifications

Certain reclassifications have been made to prior periods' financial information to conform to the January 31, 2018 presentation.

Recently Enacted Accounting Standards

The company does not expect the adoption of any recent accounting standards to have a material impact on its financial statements.

5.	Advanced payments

Advanced payments as of January 31, 2018 of $172,806 represented the amount Guizhou Tongren paid in advance for finishing and furnishing its office space.

6.	Deferred cost

Deferred cost totaling $359,483 as of January 31, 2018 represented the deferred cost for leased office space in Tongren City, Guizhou Province, China, acquired by the Company.

On December 13, 2017, the Company acquired 100% of the equity interest in Guizhou Tongren for consideration of 17,181,769 common shares of the Company, the fair value of which is $343,635 based on the Company’s stock price of $0.02 at December 13, 2017. Guizhou Tongren was recently set up and did not have any operations or assets, except for a rental-preferential lease of an office building in Tongren City, Guizhou Province, China. The major purpose of the acquisition was to acquire the lease right. Therefore, the Company accounted for the transaction as an asset acquisition. The $343,635 fair value of the Company’s common shares on the acquisition date and the net liabilities of $20,517 of Guizhou Tongren assumed by the Company were accounted for as the cost to acquire the lease, and will be amortized over the remaining lease term of 117 months. Amortization of the deferred cost for the three and nine months ended January 31, 2018 was $4,669.

7.	Accounts payable and accrued liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured, and have settlement dates within one year.

8.	Due to related parties and related party transactions

During the nine months ended January 31, 2018, the Company sold its wholly owned subsidiary, Eternity BC, and certain intellectual property owned by the Company to a related party for $100,000 Canadian Dollars and off-set the payables to the party.

During the three months ended January 31, 2018, the Company issued 82,946,800 shares of common stock to Team Youn, the Company’s major shareholder, upon conversion of $CDN 1,063,966 of related party debt (approximately $USD 829,468, 1 CAD to 0.7796 USD) at a conversion price of $0.01 per share. In addition, the Company received $75,985 in additional cash loans from related parties of the Company. Total related party payable as of January 31, 2018 was $113,603 non-interest-bearing, unsecured with no fixed terms of repayment. During the three months ended January 31, 2018, the Company recorded interest expense of $7,309 with regard to the related party loans. The interest-bearing loan was fully repaid as of January 31, 2018.

9.	Capital stock

Authorized

The total authorized capital as of January 31, 2018 is 300,000,000 common shares with a par value of $0.001 per common share, and 10,000,000 preferred shares with a par value of $0.001 per preferred share.

January 2018 share issuance

On January 16, 2018, the Company completed the issuance of 17,181,769 to Guizhou Tongren’s stock holders pursuant to its arrangement Guizhou Tongren and its shareholders, pursuant to which the Company acquired all the issued and outstanding stocks of Guizhou Tongren. The Company accounted for this purchase as an asset acquisition.

On January 16, 2018, the Company issued 82,946,800 shares of common stock to Team Youn upon conversion of $CDN 1,063,966 (approximately $USD 829,468, 1 CAD to 0.7796 USD) at a conversion price of $0.01 per share, according to the Debt Conversion Agreement entered by the Company and Team Youn in December 2017.

10.	Warrants

During the year ended April 30, 2017, the Company granted 2,000,000 warrants for services. The fair value of the stock warrants granted was estimated at $119,649 on the date granted using the Black-Scholes pricing model, with the following assumptions used for the valuation: exercise price of $0.001 per share, average risk-free interest rate of 0.573%, expected dividend yield of zero, expected lives of three years and an average expected volatility of 247.04%. During the three and nine months ended January 31, 2018, $0 expense was recognized by the Company since all services were performed before April 30, 2017.

A summary of the status of the Company’s warrants as of January 31, 2018 is presented below:

Number of
warrants
Warrants as at April 30, 2017	2,000,000
Warrants granted	-
Exercised, forfeited or expired	-
Outstanding at January 31, 2018	2,000,000
Exercisable at January 31, 2018	2,000,000

The following table summarizes information about the warrants as of January 31, 2018:

	Warrants outstanding			Warrants exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life (in years)	Weighted average exercise price	Number exercisable	Weighted average exercise price

$0.001	2,000,000	1.83	$0.001	2,000,000	$0.001

11.	Stock options

During the fiscal year ended April 30, 2013, the Company granted 200,000 stock options for services. The fair value of the stock options granted was estimated on the date granted using the Black-Scholes pricing model, with the following assumptions used for the valuation: exercise price of $0.55 per share, average risk- free interest rate of 0.79%, expected dividend yield of zero, expected lives of five years and an average expected volatility of 2.99%. During the nine months ended January 31, 2018 and 2017, the Company recognized expense of $0 related to options that vested, respectively.

As of January 31, 2018, the 200,000 stock options had expired prior to exercise. During the nine-month period ended January 31, 2018, the Company issued no new stock options.

A summary of the status of the Company’s stock options as of January 31, 2018 is presented below:

Number of
Shares
Balance of stock options as at April 30, 2017	200,000
Options granted	-
Exercised, forfeited or expired	(200,000)
Outstanding at January 31, 2018	-
Exercisable at January 31, 2018	-

12.	Discontinued operations

On August 23, 2017, the Company disposed of its intellectual property and its subsidiary, Eternity BC. The following table presents summarized financial information related to the discontinued operations:

	January 31,	April 30,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$-	$148,119
Prepaid expenses	-	24,320
GST/HST receivable	-	1,258
Inventory	-	30,283

Total assets from discontinued operations	-	203,980
Liabilities
Current liabilities
Accounts payable and accrued liabilities (Note 7)	-	128,607
Total liabilities from discontinued operations	$-	$128,607

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	January 31, 2018	January 31, 2017	January 31, 2018	January 31, 2017
Sales
Product sales	$-	$-	$-	$2,733
Cost of goods sold	-	-	-	(1,051)
Gross margin	-	-	-	1,682
Operating Expenses
General and administrative	-	6,893	-	42,329
Research and development	-	-	-	21,873
Salaries	-	28,811	28,747	110,391
Impairment of inventory	-	-	55,210	-
Total operating expenses	-	35,704	83,957	174,593

Interest income	-	-	-	614
Gain on sale of intellectual property	-	-	31,836	-
Gain on disposition of needle-less injection device business	-	-	22,475	-
Foreign exchange gain	-	-	52,809	-

Provision for income taxes on discontinued operations and disposition	-	-	(4,864)	-

Net (loss)/income from discontinued operations	$-	$(35,704)	$18,299	$(172,297)

13.	Supplemental cash flow information

During the periods ended January 31, 2018 and 2017, the Company conducted the following non-cash transactions:

	January 31,	January 31,
	2018	2017
Related party payable exchanged for intellectual property and shares of subsidiary	$79,590	$-
Conversion of debt into common stock	829,468	-
Common stock issued to acquire Guizhou Tongren’s lease	343,635	-
Liabilities assumed by acquiring Guizhou Tongren’s lease	20,517	-
Common stock and warrants issued for services	$-	$344,649

14.	Commitments

Operating lease commitments

Guizhou Tongren entered an operating lease agreement in September 2017 principally for its office space in Mainland China expiring in September 2027. Rental is waived for the first 5 years from September 2017 to September 2022. Rental expense under operating leases for the three and nine months ended January 31, 2018 were US$31,132.

The future payments for operating leases as of January 31, 2018 are as follows:

Amount
US$
For the fiscal year ending April 30,
2018	-
2019	-
2020	-
2021	-
2022	-
2023 and thereafter	858,381

Total minimum payment required	858,381

Capital expenditure commitments

Since acquired by the Company, Guizhou Tongren has entered a series of agreements for the finishing of the office building and purchase of equipment for its planned business operations. As of January 31, 2018, the Company had the following payment commitments pursuant to capital expenditure agreements:

Amount
US$
For the fiscal year ending April 30,
2018	887,586
2019	21,934
2020	11,825
2021	-
2022	-
2023 and thereafter	-

Total minimum payment required	921,345

15.	Subsequent Event

The Company has performed the evaluation of subsequent events through the date of financial statements were issued.

In February 2018, the Company increased the number of its authorized shares of common stock from 300,000,000 to 1,000,000,000, with a par value of $0.001 per share and authorized 10,000,000 shares of preferred stock with par value of $0.001 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Overview

Until the change in control described below, we were a medical device company that, subject to government approval, planned to manufacture and market medical devices. Our new controlling stockholder intends to build a cell storage, transformation and application facility in Tongren, Guizhou Province, China, which will utilize proprietary biotechnology developed by various technology providers. The Company intends to establish a facility in Tongren for the treatment of clients interested in the benefits of stem cell storage and applications, which will have a fully equipped stem cell laboratory, immune cell research room, and a genetics and gene research laboratory. It is estimated that construction of the facility, including acquisition of the equipment, and initial working capital, will require approximately $20 million. It is anticipated that the funds will be provided by a third party, pursuant to a long-term loan. Pending receipt of the proceeds of such loan, the Company will be dependent upon advances from its shareholders and their affiliates to meet its cash needs.

In furtherance of our plan to construct a stem cell facility in China, we entered into a share exchange agreement (the "Exchange Agreement") dated December 13, 2017, with the equity holders of Guizhou Tongren Healthy China Biotechnology Co. Ltd., a company recently formed in China to engage in the business of providing stem cell storage and related medical therapies in China. Pursuant to the Exchange Agreement, in exchange for aggregate consideration of 17,181,769 shares of the common stock of the Company, Guizhou Tongren Healthy China Biotechnology Co. Ltd. became a wholly-owned subsidiary of Eternity Healthcare. In addition, we have acquired all of the outstanding equity of a BVI Company named Trillion Enterprises Group Limited which owns all of the outstanding equity interests in HK Trillion Holdings Limited, a company formed under the laws of Hong Kong. Guizhou Tongren Healthy China Biotechnology Co. Ltd. is held by the Hong Kong entity, HK Trillion Holdings Limited.

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

Results of Operations

	For the three	For the three		For the nine	For the nine
	months ended	months ended	Increase/	months ended	months ended	Increase/
	January 31,	January 31,	(Decrease)	January 31,	January 31,	(Decrease)
	2018	2017	%	2018	2017	%
Sales
Product sales	$-	$-	-	$-	$-	-
Cost of goods sold	-	-	-	-	-	-
Gross margin	-	-	-	-	-	-

Operating Expenses
General and administrative	36,755	86,110	-57.3%	46,653	119,296	-60.9%
Professional fees	103,120	13,590	658.8%	128,666	41,296	211.6%
Total operating expenses	139,875	99,700	40.3%	175,319	160,592	9.2%
Net loss from continuing operations	(139,875)	(99,700)	40.3%	(175,319)	(160,592)	9.2%

Other income/(expenses)
Interest expense	(7,309)	(4,450)	64.2%	(25,046)	(26,574)	-5.7%
Interest income	-	-	-	-	2	-100.0%
Loss from continuing operations before income taxes	(147,184)	(104,150)	41.3%	(200,365)	(187,164)	7.1%
Income tax benefit	-	-	-	4,864	-
Net loss from continuing operations	(147,184)	(104,150)	41.3%	(195,501)	(187,164)	4.5%

Loss discontinued operations before income taxes	-	(35,704)	-100.0%	(83,957)	(172,297)	-51.3%
Gain on disposition of discontinued operations before income taxes	-	-	-	107,120	-	100.0%
Provision for income taxes on discontinued operations and disposition	-	-	-	(4,864)	-	100.0%
Net (loss)/income from discontinued operations and dispositions	-	(35,704)	-100.0%	18,299	(172,297)	-110.6%

Net loss	$(147,184)	$(139,854)	5.2%	$(177,202)	$(359,461)	-50.7%

As a result of the transfer of Eternity BC as described above and the commencement of construction of a stem cell facility in China, the results of our historical operations are not meaningful to an assessment of the likelihood of success of our future operations. Nevertheless, set forth below is a comparison of the results of our operations (including discontinued operations) for the three and nine months ended January 31, 2018 with those of the three and nine months ended January 31, 2017.

We had no revenues in the three and nine months periods ended January 31, 2018, as opposed to minimal revenues of $0 and $2,733 in the three and nine months periods ended January 31, 2017, all of which were generated by the discontinued operations of Eternity BC which we sold in August 2017.

Our continuing operating expenses for the three and nine months ended January 31, 2018 increased 40.3% and 9.2%, respectively, compared to the three and nine months ended January 31, 2017. The increase was mainly due to the 658.8% and 211.6% increased professional fees, respectively, that incurred associated with our disposal of Eternity BC and intellectual property, and the acquisition of Guizhou Tongren Healthy China Biotechnology Co. Ltd. Our general and administrative expenses for the three and nine months ended January 31, 2018 decreased 57.3% and 60.9%, respectively, compared to for the three and nine months ended January 31, 2018, because Eternity BC was disposed during the period, and less overhead cost was needed.

Including the impact on income tax from the disposal transaction, our continuing operations incurred net loss of $147,184 and $195,501 for the three and nine months ended January 31, 2018, compared to net loss of $104,150 and $187,164 for the three and nine months ended January 31, 2017, which were increases of 41.3% and 4.5%, respectively.

In connection with the transfer of Eternity BC and the assignment of certain intellectual property and technology owned by us related to the development, testing and manufacture of our medical device needle free injection technology, in consideration for the forgiveness of debt, we generated non-cash gains on the sale of intellectual property of $31,836, which combined with a foreign exchange gain of $75,284, resulted in a net gain from the disposition for the three and nine months ended January 31, 2018, of $0 and $107,120, respectively. There was no such gain in the three and nine months ended January 31, 2017.

Before being disposed, our needle free injection medical device operation incurred net loss of $0 and $83,957 for the three and nine months ended January 31, 2018, compared to net loss of $35,704 and $172,297 for the three and nine months ended January 31, 2017. Including the net gain from the disposal, our discontinued operations incurred net gain of $0 and $18,299 for the three and nine months ended January 31, 2018, compared to net loss of $35,704 and $172,297 for the three and nine months ended January 31, 2017, which were decreases in loss of 100% and 110.6%, respectively.

Our net loss for the three and nine months ended January 31, 2018 were $147,184 and $177,202. This compares to net losses incurred in the three and nine months ended January 31, 2017, of $139,854 and $359,461.

Liquidity and Capital Resources

As of January 31, 2018 we had $13,398 in cash. We have financed our operations primarily with the proceeds of loans from related parties. During the period from April 30 to October 31, 2017, in anticipation of the sale of the controlling interest in the Company, prior management used all of the $148,119 the Company had on hand as of April 30, 2017, to maintain the Company’s operations and satisfy accounts payable and accrued liabilities, other than amounts due to related parties assigned to Team Youn which were $842,663, and which Team Youn converted into 82,946,800 shares of common stock in January 2018. To satisfy our cash requirements for the next 12 months we need additional financing. We are currently in negotiations with third parties for a loan sufficient to enable us to construct a stem cell facility in Tongren, Guizhou Province, China. We may require additional funds to satisfy our day to day operations, including the cost of operating as a public company. We cannot assure investors that adequate financing will be available to enable us to move forward with our plans to construct a stem facility or to meet the regulatory obligations of a public company. In the absence of such financing, we may be unable to proceed with our plan of operations. These factors raised substantial doubt about our ability to continue as a going concern.

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

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Eternity Healthcare Inc. (BC) until the date of sale on August 23, 2017 and Eternity Healthcare Inc. (Arizona). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Trillion Enterprises and HK Trillion since October 16, 2017, and include Guizhou Tongren since December 13, 2017. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

Operating leases

Leases where substantially all the risks and rewards of ownership of the assets remain with the lessor are accounted for as operating leases. Rental payments and the acquisition cost for operating leases are charged to the consolidated statements of comprehensive loss on a straight-line basis over the lease periods.

Share-based compensation

The Company has granted options for shares and restricted shares to non-employee consultants. Awards granted to non-employees are measured at fair value at the earlier of the commitment date or the date the services are completed, and are recognized using graded vesting method over the period the service is provided. It seems odd to me that they are valued at the date the services are completed

Black-Scholes pricing models are adopted to measure the value of awards at each grant date or measurement date. The determination of fair value is affected by the share price as well as assumptions relating to a number of complex and subjective variables, including but not limited to the expected share price volatility, actual and projected non-employee share option exercise behavior, risk-free interest rates and expected dividends.

Foreign currency translation

The Company’s functional and presentational currency is the U.S. dollar. All transactions initiated in other currencies are translated into the reporting currency in accordance with ASC 830, “Foreign Currency Matters” as follows:

i)	Assets and liabilities at the rate of exchange in effect at the balance sheet date; and

ii)	Revenue and expense items at average exchange rate during the period; and

iii)	Equity amounts are translated at historical exchange rates, except for changes in accumulated deficit during the period which is the result of income statement translation process

Gains and losses on translation are included in other comprehensive income (loss) in shareholders’ equity/(deficiency) for the period.

Fair value

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and due to related parties approximate their fair values because of the short-term maturity of these financial instruments.

Interest rate risk

The company is not exposed to significant interest rate risk due to the short-term maturity of its monetary assets and liabilities.

Credit risk

Credit risk is the risk of loss associated with a counterparty’s inability to fulfill its payment obligations. The Company’s credit risk is primarily attributable to cash and accounting receivable. Management believes that the credit risk concentration with respect to financial instruments included in cash and accounts receivable is remote.

Currency risk

The Company’s operating expenses are primarily incurred in Renminbi (“RMB”) after the acquisition of Guizhou Tongren. Fluctuation of the Renminbi in relation to the United States dollar will have an impact upon the profitability of the Company and may also have an effect of the value of the Company’s assets. The Company has not entered into any agreements or purchased any instruments to hedge possible currency risk. At January 31, 2018, 1 United States dollar was equal to 6.3339 Renminbi.

Basic and diluted net income/(loss) per share

The Company computes net income/(loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income/(loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at January 31, 2018 there were outstanding warrants to purchase 2,000,000 common shares (Notes 10).

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

On December 22, 2017, the 2017 Tax Act (the “Act”) was passed. Due to the significant complexity of the Act, the Securities Exchange Commission has issued its Staff Accounting Bulletin 118 (“SAB 118”) to provide companies additional time to analyze and report the effects of tax reform. Under SAB 118, companies are required to record those items where analysis is complete, include reasonable estimates and label them as provisional where analysis is incomplete, and if reasonable estimates cannot be made, record items under the previous tax law. Companies are required to have their analysis completed within one year. We have not completed our analysis for the tax effects related to the Act; however, we have made a reasonable estimate and have recorded income tax expenses associated with our gain on discontinued operations and dispositions and the income tax benefit from our continuing operating loss accordingly. Future adjustments will be recorded through current tax expense in the fiscal year in which the analysis is completed.

Comprehensive loss

ASC 22, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at January 31, 2018, the Company has items that represent a comprehensive income/(loss) and, therefore, has included a schedule of comprehensive income/(loss) in the financial statements.

Related parties

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Parties are also considered to be related if they are subject to common control or significant influence, such as a family member or relative, stockholder, or a related corporation.

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

Segments of an enterprise and related information

ASC 280, “Segment Reporting” establishes guidance for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. ASC 280 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has evaluated ASC 280 and believes it has only one operating segment at this time.

Discontinued operation

A discontinued operation may include a component of an entity or a group of components, a business. Disposal of a component or group of components should be reported in discontinued operations if the disposal represents a strategic shift that has, or will have a major effect on the entity’s operations and financial results. Examples of a strategic shift that has (or will have) a major effect on an entity’s operations and financial results could include a disposal of a major geographical area, a major line of business, a major equity method investment, or other major parts of an entity. The results of operations of a discontinued operation that has either been disposed of or classified as held for sale should be presented on the face of the statement in which net income is reported. Any gain or loss on the disposal or on classification as held for sale maybe disclosed on the face of the statement and in a note to the financial statements.

Reclassifications

Certain reclassifications have been made to prior periods' financial information to conform to the January 31, 2018 presentation.

Recently Enacted Accounting Standards

Our company does not expect the adoption of any recent accounting standards to have a material impact on its financial statements.

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

Item 2. Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mining Safety Disclosures

Not applicable.

Item 5. Other Information

On February 22, 2018, we amended our articles of incorporation to authorize the issuance of 10,000,000 shares of preferred stock by our Board of Directors in one or more series, with such designations, powers, privileges, rights, qualifications and limitations as our Board of Directors may determine, and increase the number of shares of common stock we are authorized to issue from 300,000,000 to 1,000,000,000 (the “Charter Amendment”).

The Charter Amendment was adopted and approved by unanimous written consent in lieu of a meeting of our Board of Directors dated as of January 18, 2018 and by written consent in lieu of a meeting of stockholders signed by Team Youn Bio Medicine International Corp. Limited, the record owner of 137,880,173 shares of our common stock, representing approximately 80.60% of our outstanding shares of common stock.

The approval of the Charter Amendment by a written consent in lieu of a meeting of stockholders signed by the holder(s) of a majority of our outstanding shares of common stock is sufficient under Section 78.320 of the Revised Nevada Statutes (“NRS”). On February 1, 2017, we furnished our stockholders with an Information Statement to provide them with certain information concerning the Charter Amendment in accordance with the requirements of the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder, including particularly Regulation 14C.

Item 6. Exhibits

Exhibit Number	Document Description
3.1	Certificate of Amendment to Articles of Incorporation increasing authorized capital stock.
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Section 302 Certifications under Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1	Section 906 Certifications under Sarbanes-Oxley Act of 2002
101	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ETERNITY HEALTHCARE INC.

Date: March 19, 2018	/s/ Weitao Wang
Weitao Wang
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)