Form 10-Q/A
period 2018-01-31
ETERNITY HEALTHCARE INC.
filed 2018-07-02
CIK 1437822

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

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

Explanatory Note

We are filing this amendment to amend Items 2 (Unregistered Sales of Equity Securities and 6 (Exhibits) of Part II.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities

On January 16, 2018, we issued 82,946,800 shares of our common stock to Team Youn Bio Medecine Corp International Limited upon conversion of $CDN 1,063,966 (approximately $USD 829,468, 1 CAD to 0.7796 USD) at a conversion price of $0.01 per share. The issuance of the shares was exempt from the registration requirements of the Securities Act pursuant to Regulation S thereof. The certificate representing the shares was imprinted with the customary Regulation S restrictive legends.

Item 6. Exhibits

Exhibit Number	Document Description
3.1*	Certificate of Amendment to Articles of Incorporation increasing authorized capital stock.
10.1	Common Stock Purchase Agreement dated July 19, 2017.
10.2	Debt Conversion Agreement.
31.1	Section 302 Certifications under Sarbanes-Oxley Act of 2002
32.1	Section 906 Certifications under Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Previously filed.

1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned thereunto duly authorized.

ETERNITY HEALTHCARE INC.

Date: June 29, 2018	/s/ Weitao Wang
Weitao Wang
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

2