Form 10-K
period 2018-04-30
ETERNITY HEALTHCARE INC.
filed 2018-08-06
CIK 1437822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2018

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       [          ] to [           ]

Commission file number    000-53376

ETERNITY HEALTHCARE INC.
(Exact name of registrant as specified in its charter)

Nevada	75-3268426
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Hang Seng Tsim Sha Tsui Bldg 18 Carnarvon Road, Flat/Rm 1006 10/F Tsim Sha TsuiI, KL Hong Kong
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   +8613691884662

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

As of October 31, 2017, the number of outstanding shares of the registrant’s common stock held by non-affiliates (excluding shares held by directors, officers and others holding more than 5% of the outstanding shares of the class) was 10,011,312 shares. However, since there was no trading market for the common stock as of that date, it is impracticable to ascertain the aggregate market value of those shares as of that date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

As of July 19, 2018, the registrant had outstanding 171,058,437 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and are subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on forward-looking statements. Forward-looking statements include, among other things, statements relating to:

●	our goals and strategies;

●	our future business development, financial condition and results of operations;

●	our expectations regarding demand for, and market acceptance of, our cell stem storage and related medical therapies; and

●	general economic and business conditions in the regions where we provide our services.

Also, forward-looking statements represent our estimates and assumptions only as of the date of this report. You should read this report and the documents that we reference and filed as exhibits to the report completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

Use of Certain Defined Terms

Except where the context otherwise requires and for the purposes of this report only:

the “Company,” “we,” “us,” and “our” refer, prior to August 23 , 2017, the date Team Youn Bio Medicine International Corp. Limited, a China based company (“Team Youn”), acquired approximately 76.04%, of our outstanding shares of common stock from Dr. Hassan Salari and members of his family, to Eternity Healthcare Inc. and its wholly-owned subsidiary Eternity Healthcare Inc., a British Columbia corporation (“Eternity BC”), and thereafter, to the business of Eternity Healthcare Inc. and its wholly-owned subsidiary, Trillion Enterprises Group Limited, a Virgin Islands company, Hong Kong Trillion Holdings Limited, a Hong Kong company (“HK Trillion”), and Tongren Healthy China Biotechnology Co. Ltd., a company organized under the laws of the Peoples’ Republic of China (“Guizhou Tongren”), a company formed on September 15, 2017, to engage in the business of providing stem cell storage and related medical therapies in China, which HK Trillion acquired on December 13, 2017 pursuant to a share exchange agreement with the holders of the outstanding equity interests of Guizhou Tongren;

“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

“Hong Kong” refers to the Hong Kong Special Administrative Region of the People’s Republic of China;

“PRC,” “China,” and “Chinese,” refer to the People’s Republic of China (excluding Hong Kong and Taiwan);

“Renminbi” and “RMB” refer to the legal currency of China;

“Securities Act” refers to the Securities Act of 1933, as amended; and

“US dollars,” “dollars” and “$” refer to the legal currency of the United States.

PART I

Item 1.	Business

Introduction

Until the change in control described below, we were a medical device company that, subject to government approval, planned to manufacture and market medical devices.

In August 2017, Hassan Salari, Francine Salari, Julian Salari, Fredrick Salari, who then collectively owned 53,933,373 shares of our common stock (the “Control Shares”), representing approximately 76.04%, of our outstanding shares of common stock, sold the Control Shares to Team Youn Bio Medicine International Corp. Limited, a China based company (“Team Youn”), for a total purchase price of $275,000 pursuant to a Common Stock Purchase Agreement dated July 17 , 2017 (the “Stock Purchase Agreement”).

Contemporaneously with the sale of the Control Shares, we sold to Dr. Hassan Salari, our former President and Chief Executive Officer, all of the outstanding shares of our wholly-owned subsidiary, Eternity Healthcare Inc., a British Columbia corporation (“Eternity BC”), and assigned to Dr. Salari certain intellectual property and technology related to the development, testing and manufacture of our medical device needle free injection technology, together with all “know-how” and other proprietary rights related thereto (the “IP Rights”) for a total purchase price of $CAD100,000 (equivalent to $USD79,590) pursuant to the Stock Purchase Agreement. Payment of the purchase price for the shares of the subsidiary and the IP Rights was made by crediting an equal amount against the $CAD1,163,966 indebtedness we owed to Dr. Salari for advances made to pay operating expenses. Our remaining $CAD1,063,966 of indebtedness to Dr. Salari was assigned to Team Youn pursuant to the Stock Purchase Agreement.

On October 16, 2017, an affiliate of our company transferred all of the shares of Trillion Enterprises Group Limited (“Trillion Enterprise”), a dormant company incorporated under the law of British Virgin Islands (“BVI”) on February 23, 2013, to us without consideration . Hong Kong Trillion Holdings Limited (“HK Trillion”) was incorporated by Trillion Enterprise as a wholly-owned subsidiary on March 15, 2013. Both Trillion Enterprise and HK Trillion had no operations since their inception.

On December 13, 2017, we and HK Trillion entered into a share exchange agreement pursuant to which we issued 17,181,769 shares of our common stock to Guizhou Tongren Zoken Biotechnology Co., Ltd. and Guizhou Zhongjing Times Management Co., Ltd., the equity holders of Guizhou Tongren Healthy China Biotechnology Co. Ltd. (“Guizhou Tongren”), in exchange for all of the outstanding shares of Guizhou Tongren, a company formed on September 15, 2017 to engage in the business of providing stem cell storage and related medical therapies in China. As a result of the share exchange, Guizhou Tongren became a wholly-owned subsidiary of HK Trillion.

On January 16, 2018, we issued 82,946,800 shares of common stock to Team Youn upon conversion of CAD $1,063,966 (approximately USD$ 829,468) at a conversion price of USD$ 0.01 per share, pursuant to a Debt Conversion Agreement with Team Youn.

On February 22, 2018 we amended our articles of incorporation to authorize the issuance of up to 10,000,000 shares of preferred stock by our Board of Directors in one or more series, with such designations, powers, privileges, rights, qualifications and limitations as our Board of Directors may determine, and to increase the number of shares of common stock we are authorized to issue from 300,000,000 to 1,000,000,000 (the “Charter Amendment”). The Charter Amendment was adopted and approved by unanimous written consent in lieu of a meeting of our Board of Directors dated as of January 18, 2018 and by written consent in lieu of a meeting of stockholders signed by Team Youn, the record owner of 137,880,173 shares of our common stock, representing approximately 80.60% of our outstanding shares of common stock.

Overview

We are engaged in the business of providing stem cell storage and related medical therapies in China. Guizhou Tongren, our wholly-owned subsidiary, a leading stem cell therapy service company serving Guizhou Province and Western China, is constructing a 50,000 square-feet facility in Tongren, Guizhou Province, China for stem cell harvesting, storage and transformation, and patient treatment that will utilize the proprietary biotechnology developed by partner entities which is expected to be operational in September 2018. Guizhou Province is located in southwest China with a population of approximately 35.5 million. The facility will consist of a fully equipped stem cell therapy laboratory, immune cell research room, a genetics and gene research laboratory, and customer treatment rooms. Upon completion, the facility will be capable of servicing about 45,000 patients annually, and storing about 200,000 cell units.

Once completed, the facility will provide its clients with treatments and services similar to those provided by hospitals which rely upon specialized laboratories to service their clients. Unlike those hospitals, which ship their patients’ stem cells to external laboratories for storage and transformation, all work will be done on site at the Tongren facility.

On March 26, 2018, we entered into a Credit Loan Agreement with Shenzhen Dongyang Medical Technology Co., Ltd. (“Dongyang Medical”), as lender, and our wholly-owned subsidiary, Guizhou Tongren, pursuant to which we agreed to guaranty payment of the indebtedness under a loan facility providing Guizhou Tongren with advances of up to $25 million. Advances under the loan facility bear interest at the rate of 10% per annum. The loan facility has a term of five years. Advances under the credit facility will be used to construct and equip the medical facility and to provide Guizhou Tongren with working capital to operate the medical facility.

On May 10, 2018, Guizhou Tongren entered into a Procurement Consignation Agreement with Dongyang Medical and consigned Dongyang Medical to procure medical equipment costing approximately $31.36 million (RMB 198.568 million) that Guizhou Tongren will need to carry out its planned cell storage, transformation and application service business. Pursuant to the agreement, Guizhou Tongren will pay the purchase price to Dongyang Medical in five years after the equipment is accepted by Guizhou Tongren. Any unpaid balances will bear 10% interest annually from the date of acceptance, and the interest is payable every six months.

Our organizational structure is as follows:

Eternity Healthcare Inc. (a Nevada corporation)

100%

Trillion Enterprises Group Limited (a BVI company)

100%

Hong Kong Trillion Holdings Limited (a Hong Kong company)

100%

Tongren Healthy China Biotechnology Co. Ltd. (a PRC company)

We were incorporated in the State of Nevada on October 24, 2007 under the name Kids Book Writer Inc. On September 23, 2010, we changed our name to Eternity Healthcare Inc. Our executive offices are located at Hang Seng Tsim Sha Tsui Bldg., 18 Carnarvon Road, Flat/Rm 1006 10/F,Tsim Sha TsuiI, KL Hong Kong, and our telephone number is +8613691884662.

Market for Our Services

In recent years, cell therapy and stem cell technologies’ development has induced rapid growth in the stem cell related treatment market globally. According to Technavio, the global cell therapy market reached $63.5 billion in year 2015 and will grow at a 34% rate for the next 20 years. China has been a major player in stem cell technology research and application due to less religious resistance, large clinical resources from its population and patient base, and government policies’ support.

From the perspective of an industry chain, the first level of the stem cell industry is the extraction and storage of stem cells, the midstream is the research and development of stem cell preparation and related stem cell drugs, and the last level is the therapeutic application of stem cells. According to Market Research and Transparency Market Research, China’s stem cell industry is established. However, the market is still very under-served outside of tier-one cities such as Beijing, Shanghai and Shenzhen. The current national total stem cell storage rate in 2016 was still less than 1% in China, and the regional storage rate varies greatly. The estimated stem cell storage rate in 2016 in more developed regions is approximately 3% (based on the number of new subscriber sign-ups for the year divided by the number of newborns). Market Research & Transparency Market Research also points out that, China’s stem cell storage market should be expected to exceed RMB 30 billion if it catches developed countries’ storage rate level.

As one of the few players in China’s stem cell storage, transformation and application market, we intend to focus on serving people in provinces in the middle and western part of China. We plan to reach potential customers through cooperation with major physical examination institutions and health management institutions. Through cooperation with medical research institutions such as the research departments of major hospitals and leading universities in cell therapy, we hope to reach potential patients who are not satisfied with traditional treatments methods. By establishing our own healthcare associations and holding healthcare forums to educate the market, we hope to attract potential consumers.

Competition

As an emerging industry with advanced technologies, there are few players in the stem cell market in China. Most participants in the industry are focused on newborns’ core blood stem cell storage (there are seven government-licensed core blood banks nationally), and fewer provide adult stem cell extraction and storage. There are very few competitors engaged in stem cell transformation and application. Some companies such as Guanhao Biotech have set up storage centers in highly-developed cities (e.g. Guanhao Biotech’s new storage center in Hangzhou has the capacity of storing 100,000 cell units).

Geographically, the current adult stem cell storage banks are all located in North China, East China and South China. There is no company serving middle and western China. We are establishing our facility in Quizho to open the market in Middle and Western China. The target market includes Guizhou, Yunan, Guangxi, Xinjiang and Tibet and we have already chosen Tongren, Guizhou as our first storage and treatment center. The center will be capable of storing 200,000 cell units and serving 45,000 customers annually. We believe this strategy can differentiate us from our competitors and enable us to gain a leading position in the middle and western regions of China.

Government Regulation

We operate our business in China under a legal regime consisting of the State Council, which is the highest authority of the executive branch of the PRC central government, and several ministries and agencies under its authority including:

●	the National Health and Family Planning Commission (NHFPC);

●	the China Food and Drug Administration (CFDA);

●	the SAFE;

●	the Ministry of Commerce (MOC); and

●	the National Development and Reform Commission (NDRC).

The State Council and ministries and agencies have issued a series of rules that regulate a number of different substantive areas of our business, which are discussed below.

In April 2007, the NDRC issued the “Eleventh Five-Year Plan for Bio-industry Development”, which stated the target of: based on the development foundation and comparative advantages of China’s bio-industry, build up a large-scale industry and enhance the ability of independent innovation. The requirements of industrialization, agglomeration and internationalization accelerated the development of biomedicine, bio-agriculture, bio-energy, bio-manufacturing, bio-environmental protection and other industries.

In June 2009, the General Office of the State Council issued the “Notice on Several Policies for Promoting the Accelerated Development of the Biological Industry”, which refines the Outline of the National Medium- and Long-Term Scientific and Technological Development Plan (2006-2020) and the Development of the Biological Industry. The support policy for the bio-industry in the Five-Planning Plan. Proposing to accelerate the cultivation of the bio-industry is a major measure for China to grasp the strategic opportunities of the new scientific and technological revolution and comprehensively build an innovative country in the new century; accelerate the cultivation of the bio-industry into a pillar industry in the high-tech field and a strategic emerging industry of the country.

In 2016, the “13th Five-Year Plan for National Economic and Social Development”, “Made in China 2025” and “Guidelines for the Development of Pharmaceutical Industry” were successively introduced to promote new medical technologies such as precision medicine, tumor immunotherapy and stem cell therapy. The development has positive significance. The “13th Five-Year Plan for Biological Industry Development” will accelerate the development of new applications that benefit people’s livelihood, implement the bio-industry project for the development of healthy China and beautiful China, and promote the application of emerging technologies such as genetic testing and cell therapy. In addition, the CFDA’s “Guidelines for the Research and Evaluation of Cellular Products” established the principles for the evaluation of future cellular products, releasing a clear signal to the market, which will prompt the improvement of industry thresholds and supervision, allowing enterprises to focus on upgrading core technologies and Improve the standardization and standardization of the industry in the cell industry.

On March 6, 2017, in order to implement the key special management tasks of the national key R&D plan, give full play to the role of experts in project process management, ensure the implementation of special tasks and the realization of mission objectives, China Biotechnology Development Center established “stem cells and transformation research” special expert group.

In June 2017, the Ministry of Science and Technology, the NHFPC, the General Administration of Sports, CFDA, the State Administration of Traditional Chinese Medicine, and the Logistics Support Department of the Central Military Commission reissued the “13th Five-Year Plan” for the Health Industry Science and Technology Innovation Project. “A new plan after the “13th Five-Year Plan for Health and Health Technology Innovation”, both plans explicitly require the accelerated clinical application of stem cell and regenerative medicine, immunotherapy and other biological treatment frontier technologies. In the same month, the Guangzhou Municipal Development and Reform Commission publicly solicited the “Guangzhou Biomedical Industry Development Five-Year Action Plan (2017-2021)” (draft for comments) to clearly define stem cells and regenerative medicine, immune cell therapy, CAR-T cell therapy, and precision. Medical and other industries are listed as the leading enterprises in the new industry and strive to achieve a revenue of 100 billion RMB from the end of 2021.

At the end of August 2017, the US FDA approved Novartis’s cellular immunotherapy market. The China State Food and Drug Administration has issued the “Guidelines for the Research and Evaluation of Cellular Therapeutic Products (Trial)”. It means that the door to the clinic application of stem cell technologies has finally opened.

On November 22, 2017, the Stem Cell Biology Branch of the Chinese Society of Cell Biology officially released China’s first universal standard for stem cells, “General Requirements for Stem Cells,” which will promote the standardization of stem cells treatment in China. The “General Requirements for Stem Cells” stipulates six parts of stem cell terms and definitions, classification, ethics, and quality requirements. Based on key issues such as safety, efficacy, and stability of stem cell preparations, general requirements for donor cell screening tissue collection, cell separation, culture, cryopreservation, and detection have been established.

On November 28, 2017, the second batch of stem cell clinical research filing agencies was announced. Up to now, the National Health and Safety Commission and the Food and Drug Administration have announced the first batch of 114 stem cell clinical research institutions, including 102 medical units and the first batch of 12 military hospitals. Shenzhen, Guangzhou, Shanghai, Beijing and other cities have successively issued regional support policies to accelerate the clinical application and approval of stem cell technology.

In December 2017, the Chinese government issued trial guidelines concerning development and testing of cell therapy products in China. Although these trial guidelines are not yet codified as mandatory regulation, we believe they provide a measure of clarity and a preliminary regulatory pathway for our cell therapy operations in a still uncertain regulatory environment.

Employees

As of July 1, 2018, we had no employees other than Wei-Tao Wang, our President, Chief Executive Officer and Chief Financial officer.

Item 1A.	Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this report, before making an investment decision. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business

We have a history of losses and at April 30, 2018 we had little cash and negative working capital, which raise substantial doubt about our ability to continue as a going concern.

From inception to April 30, 2018, we incurred accumulated losses of $3,161,808 and as of April 30, 2018, we had $21,908 of cash and negative working capital of $1,310,821, respectively.

Although our wholly-owned subsidiary, Guizhou Tongren Healthy China Biotechnology Co., Ltd., has a credit facility to provide it with advances for up to $25 million for five years, which we believe will provide sufficient cash to fund its operations for the next 12 months, the successful completion of our infrastructure for cell storage, transformation and application services, and our transition to attaining profitable operations, there is no assurance that actual cash requirements will not exceed our estimates. The report of our independent registered public accountants on our financial statements as of and for the year ended April 30, 2018 states that these factors raise uncertainty about our ability to continue as a going concern.

We may require additional financing to implement our business plan, which financing may not be available on acceptable terms.

We may require additional financing to implement our business plan. We may not be able to obtain additional equity or debt financing on acceptable terms as required. Even if financing is available, it may not be available on terms that are favorable to us or in sufficient amounts to satisfy our requirements. Any additional equity financing may involve substantial dilution to our then existing stockholders. If we require, but are unable to obtain, additional financing in the future, we may be unable to implement our business plan and our growth strategies, respond to changing business or economic conditions, withstand adverse operating results and compete effectively.

Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history.

We have not commenced operations or generated revenues. Due to the nature of our business and the early stage of our development, our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We expect to continue to incur development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flows until our cell storage and related medical therapies gain market acceptance sufficient to generate a commercially viable and sustainable level of revenues. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of the market and demand for our services, the level of competition and general economic conditions. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

If we fail to effectively manage the growth of our company, our future business results could be harmed and our managerial and operational resources may be strained.

If we attain market acceptance of our cell storage and related medical therapies, we expect to experience significant growth in the scope and complexity of our business. We will need to add staff to market our services, manage operations, handle sales and marketing efforts and perform finance and accounting functions. We anticipate that we will be required to hire a broad range of additional personnel in order to successfully advance our operations. This growth is likely to place a strain on our management and operational resources. The failure to develop and implement effective systems, or to hire and retain sufficient personnel for the performance of all of the functions necessary to effectively service and manage our potential business, or the failure to manage growth effectively, could have a material adverse effect on our business and financial condition.

We face intense competition.

We face intense competition. We believe that our ability to compete depends upon many factors both within and beyond our control. Some of our current and potential competitors may have greater financial, marketing, and other resources than we have. Certain of our competitors may be able to devote greater resources to marketing and promotional campaigns than us. Increased competition may reduce our market share and require us to increase our marketing and promotional efforts, which could negatively affect our operating margins or force us to incur losses. There can be no assurance that we will be able to compete successfully against current and future competitors, and competitive pressures may have a material adverse effect on our business, prospects, financial condition and results of operations.

Changes in economic conditions and consumer confidence in China may influence the market for our product.

Our business and revenue growth primarily depend on the size of the market for stem cell storage and related medical therapies in China. As a result, our revenue and profitability may be negatively affected by changes in national, regional or local economic conditions and consumer confidence in China. In particular, as we focus on metropolitan markets, where living standards and consumer purchasing power are relatively high, we are especially susceptible to changes in economic conditions, consumer confidence and customer preferences of the urban Chinese population. External factors beyond our control that affect consumer confidence include unemployment rates, levels of personal disposable income, national, regional or local economic conditions, and acts of war or terrorism. Changes in economic conditions and consumer confidence could adversely affect consumer preferences, purchasing power and spending patterns. A decrease in overall consumer spending as a result of changes in economic conditions could adversely affect the market for our stem cell storage and related medical therapies and negatively impact our profitability. In addition, acts of war or terrorism may cause damage to our facilities, disrupt the market for and our ability to provide stem cell and related medical therapy services or adversely impact consumer demand. Any of these factors could have a material adverse effect on our business, financial condition and results of operations.

We do not have a management team in place.

Mr. Wei-Tao Wang, is currently our sole director, President and Chief Executive and Chief Financial Officer. Consequently, currently, we are wholly dependent upon his efforts.

If we are unable to attract, train and retain qualified personnel, our business will be materially and adversely affected.

Our future success depends, to a significant extent, on our ability to attract, train and retain qualified personnel, particularly management, technical and marketing personnel with expertise in stem cell storage and related medical services. Our sales and customer service teams are critical to establishing and maintaining a reputation for quality as they frequently interact with our clients. We must attract qualified personnel at a fast pace to develop our management team and offer our services. As we are still a relatively young company, our ability to train and integrate new employees into our operations may not meet the growing demands of our business. If we are unable to attract, train, and retain qualified personnel, our business will be materially and adversely affected.

Our business, financial condition and results of operations, as well as our ability to obtain financing, may be adversely affected by the downturn in the global or Chinese economy.

It is unclear whether the Chinese economy will resume its high growth rate. There is considerable uncertainty over the long-term effects of the expansionary monetary and fiscal policies that have been adopted by the central banks and financial authorities of some of the world’s leading economies, including the United States. Economic conditions in China are sensitive to global economic conditions, as well as changes in domestic economic and political policies and the expected or perceived overall economic growth rate in China.

Our business operations may be affected by economic downturns. Our services may be viewed as discretionary by our prospective clients, who may choose to discontinue or reduce spending on such services during an economic downturn. In such an event, our ability to retain existing clients and increase or maintain our sales will be adversely affected, which would in turn negatively impact our business and results of operations.

Moreover, a slowdown or disruption in the global or China’s economy may have a material and adverse impact on financing available to us. There is a risk that our business, results of operations and prospects would be materially and adversely affected by any global economic downturn or disruption or slowdown of China’s economy.

Future strategic alliances or acquisitions may have a material and adverse effect on our business, reputation and results of operations.

We may in the future enter into strategic alliances with various third parties to further our business purposes from time to time. Strategic alliances with third parties could subject us to a number of risks, including risks associated with sharing proprietary information, non-performance by the counter-party, and an increase in expenses incurred in establishing new strategic alliances, any of which may materially and adversely affect our business. In addition, to the extent the strategic partner suffers negative publicity or harm to their reputation from events relating to their business, we may also suffer negative publicity or harm to our reputation by virtue of our association with such third parties, and we may have little ability to control or monitor their actions.

In addition, although we have no current acquisition plans, if we are presented with appropriate opportunities, we may acquire additional assets, products, technologies or businesses that are complementary to our existing business. Future acquisitions and the subsequent integration of new assets and businesses into our own would require significant attention from our management and could result in a diversion of resources from our existing business, which in turn could have an adverse effect on our business operations. Acquired assets or businesses may not generate the financial results we expect. Furthermore, acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities, the occurrence of significant goodwill impairment charges, amortization expenses for other intangible assets and exposure to potential unknown liabilities of the acquired business. Moreover, the costs of identifying and consummating acquisitions may be significant. In addition to possible shareholders’ approval, we may also have to obtain approvals and licenses from the relevant government authorities in the PRC for the acquisitions and to comply with any applicable PRC laws and regulations, which could result in increased costs and delay.

If we or our PRC subsidiaries acquire any domestic companies in China, such acquisition will be subject to PRC laws and regulations on foreign investment. We and our PRC subsidiaries are restricted or prohibited from directly acquiring interests in companies in certain industries under PRC laws and regulations. Our consolidated affiliated entities outside of the PRC are not subject to PRC laws and regulations on foreign investment and may acquire PRC companies operating in industries where foreign investments are restricted or prohibited. However, there are uncertainties with respect to the interpretation and application of PRC laws and regulations regarding indirect foreign investments in such industries.

We have limited business insurance coverage.

Insurance companies in China currently do not offer as extensive an array of insurance products as insurance companies do in more developed economies. We do not have any business liability or disruption insurance to cover our operations. We have determined that the costs of insuring for these risks and the difficulties associated with acquiring such insurance on commercially reasonable terms make it impractical for us to have such insurance. Any uninsured occurrence of business disruption may result in our incurring substantial costs and the diversion of resources, which could have an adverse effect on our results of operations and financial condition.

Risks Related to Doing Business in China

The PRC government exerts substantial influence over the manner in which we must conduct our business activities.

The PRC government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof.

The health care industry within China, in particular, the insurance industry is undeveloped.

The health care industry in China, in particular, the insurance industry, are in the early stages of development. There is no way of knowing what impact, if any, the development of this industry will have on us.

Uncertainties in the interpretation and enforcement of PRC laws and regulations could limit the legal protections available to you and us.

The PRC legal system is based on written statutes. Unlike common law systems, it is a system in which legal cases have limited value as precedents. In the late 1970s, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The overall effect of legislation over the past three decades has significantly increased the protections afforded to various forms of foreign or private-sector investment in China. Our PRC subsidiary is subject to various PRC laws and regulations generally applicable to companies in China. However, since these laws and regulations are relatively new and the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties.

From time to time, we may have to resort to administrative and court proceedings to enforce our legal rights. However, since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy than in more developed legal systems. Furthermore, the PRC legal system is based in part on government policies and internal rules (some of which are not published in a timely manner or at all) that may have retroactive effect. As a result, we may not be aware of our violation of these policies and rules until sometime after the violation. Such uncertainties, including uncertainty over the scope and effect of our contractual, property (including intellectual property) and procedural rights, and any failure to respond to changes in the regulatory environment in China could materially and adversely affect our business and impede our ability to continue our operations.

Changes in China’s economic, political or social conditions or government policies could have a material adverse effect on our business and operations.

All of our assets and all of our clients are located in China. Accordingly, our business, financial condition, results of operations and prospects may be influenced to a significant degree by political, economic and social conditions in China generally and by continued economic growth in China as a whole.

China’s economy differs from the economies of most developed countries in many respects, including the level of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. Although the PRC government has implemented measures since the late 1970s emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets, and the establishment of improved corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the PRC government. In addition, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies. The PRC government also exercises significant control over the PRC economic growth through allocating resources, controlling payment of foreign currency-denominated obligations, setting monetary policy, and providing preferential treatment to particular industries or companies.

While China’s economy has experienced significant growth over the past decades, growth has been uneven, both geographically and among various sectors of the economy, and may slow down in the future. Some of the government measures may benefit the overall Chinese economy, but may have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations. Any stimulus measures designed to boost the Chinese economy may contribute to higher inflation, which could adversely affect our results of operations and financial condition. For example, certain operating costs and expenses, such as employee compensation and office operating expenses, may increase as a result of higher inflation.

If relations between the United States and China worsen, investors may be unwilling to hold or buy our stock and our stock price may decrease.

At various times during recent years, the United States and China have had significant disagreements over political and economic issues. Controversies may arise in the future between these two countries. Any political or trade controversies between the United States and China, whether or not directly related to our business, could reduce the price of our common stock.

The slowing economic growth in China may assert a negative impact on our operation and financial results.

According to several articles published by the Wall Street Journal, CNN, and BBC News in January 2016, after experiencing rapid growth for more than a decade, China’s economy has been hit by shrinking foreign and domestic demand, weak investment, factory overcapacity and oversupply in the property market, and has experienced a painful slowdown in the last two years. In 2017, China’s economy grew by 6.9%, compared with 7.3% a year earlier, marking its slowest growth in a quarter of a century. As the government tried to shift the growth engine away from manufacturing and debt-fueled investment toward the services sector and consumer spending, the outlook of the Chinese economy is uncertain.

In the next two to three years, China’s growth performance could deteriorate because of the overhang of its real estate bubble, massive manufacturing overcapacity, and the lack of new growth engines. China’s economy grew by 6.5% in 2017. If China’s economy fails to grow as previously expected, it may negatively affect our business operations and financial results.

Under the EIT Law, we may be classified as a PRC “resident enterprise” for PRC enterprise income tax purposes. Such classification would likely result in unfavorable tax consequences to us and our non-PRC shareholders and have a material adverse effect on our results of operations and the value of your investment.

Under the PRC Enterprise Income Tax Law, or the EIT Law, that became effective on January 1, 2008, an enterprise established outside the PRC with “de facto management bodies” within the PRC is considered a “resident enterprise” for PRC enterprise income tax purposes and is generally subject to a uniform 25% enterprise income tax rate on its worldwide income. Under the implementation rules to the EIT Law, a “de facto management body” is defined as a body that has material and overall management and control over the manufacturing and business operations, personnel and human resources, finances and properties of an enterprise. In addition, a circular, known as SAT Circular 82, issued in April 2009 and amended in January 2014 by the State Administration of Taxation, or the SAT, specifies that certain offshore incorporated enterprises controlled by PRC enterprises or PRC enterprise groups will be classified as PRC resident enterprises if the following are located or resident in the PRC: senior management personnel and departments that are responsible for daily production, operation and management; financial and personnel decision making bodies; key properties, accounting books, company seal, and minutes of board meetings and shareholders’ meetings; and half or more of the senior management or directors having voting rights. Further to SAT Circular 82, the SAT issued a bulletin, known as SAT Bulletin 45, which took effect in September 2011, to provide more guidance on the implementation of SAT Circular 82 and clarify the reporting and filing obligations of such “Chinese-controlled offshore incorporated resident enterprises.” SAT Bulletin 45 provides procedures and administrative details for the determination of resident status and administration on post-determination matters. Although both SAT Circular 82 and SAT Bulletin 45 only apply to offshore enterprises controlled by PRC enterprises or PRC enterprise groups, not those controlled by PRC individuals or foreign individuals, the determining criteria set forth in SAT Circular 82 and SAT Bulletin 45 may reflect the SAT’s general position on how the “de facto management body” test should be applied in determining the tax resident status of offshore enterprises, regardless of whether they are controlled by PRC enterprises, PRC enterprise groups or by PRC or foreign individuals.

We are subject to the 25% enterprise income tax. However, since all of our activities are in China, we do not believe Guizhou Tongren or our company meet all of the conditions to be classified as a PRC resident enterprise., However, if we engage in activities outside of Mainland China, the PRC tax authorities may classify Guizhou Tongren or our company as a PRC resident enterprise, which would result in a number of unfavorable PRC tax consequences. First, we or our offshore subsidiaries will be subject to the uniform 25% enterprise income tax on our world-wide income, which could materially reduce our net income. In addition, we will also be subject to PRC enterprise income tax reporting obligations.

Furthermore, although dividends paid by one PRC tax resident enterprise to an offshore incorporated PRC resident enterprise controlled by PRC enterprises or PRC enterprise groups should qualify as “tax-exempt income” under the EIT Law and Bulletin 45, we cannot assure you that dividends paid by our PRC subsidiary to Trillion HK will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax on dividends, and the PRC tax authorities have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes but not controlled by PRC enterprises or PRC enterprise groups.

Finally, dividends payable by us to our investors and gains on the sale of our shares may be become subject to PRC withholding tax.

We may not be able to obtain certain benefits under the relevant tax treaty on dividends paid by our PRC subsidiaries to us through Trillion HK.

We are a holding company incorporated under the laws of Nevada and as such rely on dividends and other distributions on equity from our PRC subsidiaries to satisfy part of our liquidity requirements. Pursuant to the EIT Law, a withholding tax rate of 10% currently applies to dividends paid by a PRC “resident enterprise” to a foreign enterprise investor, unless any such foreign investor’s jurisdiction of incorporation has a tax treaty with China that provides for preferential tax treatment. Pursuant to a Notice 112 issued by the SAT in January 2008 and the Arrangement between the Mainland China and the Hong Kong Special Administrative Region on the Avoidance of Double Taxation and Prevention of Fiscal Evasion, or the Double Taxation Arrangement (Hong Kong), such withholding tax rate may be lowered to 5% if the PRC enterprise is at least 25% held by a Hong Kong enterprise at all times within the 12-month period immediately prior to distribution of the dividends and is determined by the relevant PRC tax authority to have satisfied other conditions and requirements under the Double Tax Avoidance Arrangement (Hong Kong) and other applicable PRC laws. Pursuant to a SAT Circular 601 issued by the SAT in October 2009, non-resident enterprises that cannot provide valid supporting documents as “beneficial owners” may not be approved to enjoy tax treaty benefits, and “beneficial owners” refers to individuals, enterprises or other organizations which are normally engaged in substantive operations. These rules also set forth certain adverse factors on the recognition of a “beneficial owner”. Specifically, they expressly exclude a “conduit company,” or any company established for the purposes of avoiding or reducing tax obligations or transferring or accumulating profits and not engaged in actual operations such as manufacturing, sales or management, from being a “beneficial owner.” Whether a non-resident company may obtain tax benefits under the relevant tax treaty will be subject to approval of the relevant PRC tax authority and will be determined by the PRC tax authority on a case-by-case basis. In June 2012, the SAT further provides in an announcement that a comprehensive analysis should be made when determining the beneficial owner status based on various factors supported by documents including the articles of association, financial statements, records of cash movements, board meeting minutes, board resolutions, staffing and materials, relevant expenditures, functions and risk assumption as well as relevant contracts and other information. Our Hong Kong subsidiary has not applied for the approval for a withholding tax rate of 5% from the local tax authority as our PRC subsidiaries have not paid dividends due to their loss-making status in the past and will not be able to pay dividends in the future until they have achieved accumulated profits. We plan to have our Hong Kong subsidiary assume some managerial and administrative functions, as well as conduct other business functions in the future. Once we implement such a plan, we do not believe that our Hong Kong subsidiary will be considered a conduit company as defined under SAT Circular 601. However, our Hong Kong subsidiary as currently situated may be considered a conduit company and we cannot assure you that the relevant PRC tax authority will agree with our view when our Hong Kong subsidiary applies to obtain tax benefits under the relevant tax treaty in the future. As a result, although our PRC subsidiary is currently wholly owned by our Hong Kong subsidiary, we may not be able to enjoy the preferential withholding tax rate of 5% under the Double Taxation Arrangement (Hong Kong) and therefore be subject to withholding tax at a rate of 10% with respect to dividends to be paid by our PRC subsidiary to Trillion HK.

Enhanced scrutiny over acquisition transactions by the PRC tax authorities may have a negative impact on potential acquisitions we may pursue in the future.

In connection with the EIT Law, the Ministry of Finance and the SAT jointly issued a SAT Circular 59 in April 2009, and the SAT issued a SAT Circular 698 in December 2009. Both SAT Circular 59 and Circular 698 became effective retroactively on January 1, 2008.

According to SAT Circular 698, where a non-resident enterprise transfers the equity interests of a PRC “resident enterprise” indirectly by disposition of the equity interests of an overseas holding company, or an Indirect Transfer, and the overseas holding company is located in a tax jurisdiction that: (1) has an effective tax rate less than 12.5% or (2) does not tax foreign income of its residents, the non-resident enterprise, being the transferor, must report to the relevant tax authority of the PRC “resident enterprise” this Indirect Transfer. Using a “substance over form” principle, the PRC tax authority may disregard the existence of the overseas holding company if it lacks a reasonable commercial purpose and was established for the purpose of reducing, avoiding or deferring PRC tax. As a result, gains derived from such Indirect Transfer may be subject to PRC withholding tax at a rate of up to 10%. SAT Circular 698 also provides that, where a non-PRC resident enterprise transfers its equity interests in a PRC “resident enterprise” to its related parties at a price lower than the fair market value, the relevant tax authority has the power to make a reasonable adjustment to the taxable income of the transaction. In addition, the PRC “resident enterprise” is supposed to provide necessary assistance to support the enforcement of SAT Circular 698.

There is little guidance and practical experience as to the application of SAT Circular 698, and it is possible that the PRC tax authorities would pursue our offshore shareholders to conduct a filing regarding our offshore restructuring transactions where non-resident investors were involved and would request our PRC subsidiary to assist in providing such disclosures. In addition, if our offshore subsidiaries are deemed to lack substance they could be disregarded by the PRC tax authorities. As a result, we and our non-resident investors may become at risk of being taxed under SAT Circular 698 and may be required to expend valuable resources to comply with SAT Circular 698 or to establish that we should not be taxed under SAT Circular 698, which may have a material adverse effect on our financial condition and results of operations or the non-resident investors’ investments in us.

By promulgating and implementing these circulars, the PRC tax authorities have enhanced their scrutiny over the direct or indirect transfer of equity interests in a PRC resident enterprise by a non-resident enterprise. The PRC tax authorities have the discretion under SAT Circular 59 and SAT Circular 698 to make adjustments to the taxable capital gains based on the difference between the fair value of the equity interests transferred and the cost of investment. Although we currently have no confirmed plans to pursue any acquisitions in China or elsewhere in the world, we may pursue acquisitions in the future that may involve complex corporate structures. If we are considered a non-resident enterprise under the EIT Law and if the PRC tax authorities make adjustments under SAT Circular 59 or SAT Circular 698, our income tax costs associated with such potential acquisitions will be increased, which may have an adverse effect on our financial condition and results of operations.

PRC regulations establish complex procedures for some acquisitions of PRC companies by foreign investors, which could make it more difficult for us to pursue growth through acquisitions in China.

Six PRC regulatory agencies promulgated regulations effective on September 8, 2006 that are commonly referred to as the M&A Rules. The M&A Rules establish procedures and requirements that could make some acquisitions of PRC companies by foreign investors more time-consuming and complex, including requirements in some instances that the Ministry of Commerce be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise. In addition, national security review rules issued by the PRC governmental authorities in 2011 require acquisitions by foreign investors of domestic companies engaged in military-related or certain other industries that are crucial to national security to be subject to prior security review. Moreover, the Anti-Monopoly Law requires that the Ministry of Commerce shall be notified in advance of any concentration of undertaking if certain thresholds are triggered. We may expand our business in part by acquiring complementary businesses. Complying with the requirements of the M&A Rules, security review rules and other PRC regulations to complete such transactions could be time-consuming, and any required approval processes, including obtaining approval from the Ministry of Commerce, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

PRC regulations relating to offshore investment activities by PRC residents may limit our PRC subsidiaries’ ability to increase their registered capital or distribute profits to us, limit our ability to inject capital into our PRC subsidiaries, or otherwise expose us to liability and penalties under PRC law.

The PRC State Administration of Foreign Exchange, or the SAFE, promulgated in October 2005 a SAFE Circular 75 that requires PRC citizens or residents to register with SAFE or its local branch in connection with their establishment or control of an offshore entity established for the purpose of overseas equity financing involving a roundtrip investment whereby the offshore entity acquires or controls onshore assets or equity interests held by the PRC citizens or residents. In addition, such PRC citizens or residents must update their SAFE registrations when the offshore special purpose vehicle undergoes material events relating to increases or decreases in investment amount, transfers or exchanges of shares, mergers or divisions, long-term equity or debt investments, external guarantees, or other material events that do not involve roundtrip investments. Subsequent regulations further clarified that PRC subsidiaries of an offshore company governed by the SAFE regulations are required to coordinate and supervise the filing of SAFE registrations in a timely manner by the offshore holding company’s shareholders who are PRC citizens or residents. If these shareholders fail to comply, the PRC subsidiaries are required to report to the local SAFE branches. If our shareholders who are PRC citizens or residents do not complete their registration with the local SAFE branches, our PRC subsidiary may be prohibited from distributing its profits and proceeds from any reduction in capital, share transfer or liquidation to us, and we may be restricted in our ability to contribute additional capital to our PRC subsidiary. Moreover, failure to comply with the various SAFE registration requirements described above could result in liabilities for our PRC subsidiary under PRC laws for evasion of applicable foreign exchange restrictions, including (1) the requirement by SAFE to return the foreign exchange remitted overseas within a period specified by SAFE, with a fine of up to 30% of the total amount of foreign exchange remitted overseas and deemed to have been evasive and (2) in circumstances involving serious violations, a fine of no less than 30% of and up to the total amount of remitted foreign exchange deemed evasive. Furthermore, the persons-in-charge and other persons at our PRC subsidiary who are held directly liable for the violations may be subject to criminal sanctions.

These foreign exchange regulations provide that PRC residents include both PRC citizens, meaning any individual who holds a PRC passport or resident identification card, and individuals who are non-PRC citizens but primarily reside in the PRC due to their economic ties to the PRC. We have requested PRC residents holding direct or indirect interest in our company to our knowledge to make the necessary applications, filings and amendments as required under SAFE Circular 75 and other related rules. However, we cannot assure you that all of our shareholders who are PRC citizens and hold interests in us have registered with the local SAFE branch as required under SAFE Circular 75. In addition, we may not be informed of the identities of all the PRC residents holding direct or indirect interest in our company, and we cannot provide any assurances that these PRC residents will comply with our request to make or obtain any applicable registrations or comply with other requirements required by SAFE Circular 75 or other related rules. A failure by our PRC resident shareholders or future PRC resident shareholders to comply with the SAFE regulations, if SAFE requires it, could subject us to fines or other legal sanctions, restrict our cross-border investment activities, limit our PRC subsidiary’s ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

Furthermore, it is unclear how these regulations, and any future regulation concerning offshore or cross-border transactions, will be interpreted, amended and implemented by the relevant government authorities. We cannot predict how these regulations will affect our business operations or future strategy. For example, we may be subject to a more stringent review and approval process with respect to our foreign exchange activities, such as remittance of dividends and foreign-currency-denominated borrowings, which may adversely affect our financial condition and results of operations. In addition, if we decide to acquire a PRC domestic company, either we or the owners of such company, as the case may be, may not be able to obtain the necessary approvals or complete the necessary filings and registrations required by the foreign exchange regulations. This may restrict our ability to implement our acquisition strategy and could adversely affect our business and prospects.

Fluctuations in exchange rates could have a material adverse effect on our results of operations and the value of your investment.

Substantially all of our revenues and expenditures are denominated in RMB. As the functional currency for our PRC subsidiary and consolidated affiliated entities is RMB, fluctuations in the exchange rate may cause us to incur foreign exchange losses on any foreign currency holdings they may have. In addition, appreciation or depreciation in the value of the Renminbi relative to the U.S. dollar would affect our financial results in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. If we decide to convert our RMB into U.S. dollars for the purpose of making payments for dividends on our ordinary shares or for other business purposes, appreciation of the U.S. dollar against the RMB would have a negative effect on the U.S. dollar amount available to us.

The value of the Renminbi against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions and China’s foreign exchange policies. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the RMB to the U.S. dollar, and the Renminbi appreciated more than 20% against the U.S. dollar over the following three years. As a consequence, the Renminbi has fluctuated sharply since July 2008 against other freely traded currencies, in tandem with the U.S. dollar. It is difficult to predict how long the current situation may last and when and how it may change again. There remains significant international pressure on the PRC government to adopt a substantial liberalization of its currency policy, which could result in a further and more significant appreciation in the value of the Renminbi against the U.S. dollar. Significant revaluation of the Renminbi may have a material and adverse effect on your investment. For example, to the extent that we need to convert U.S. dollars we receive from securities offering into Renminbi for our operations, appreciation of the Renminbi against the U.S. dollar would have an adverse effect on the Renminbi amount we would receive from the conversion. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our common stock or for other business purposes, appreciation of the U.S. dollar against the Renminbi would have a negative effect on the U.S. dollar amount available to us. In August 2015, the PRC Government devalued its currency by approximately 3%, represented the largest yuan depreciation for 20 years. Concerns remain that China’s slowing economy, and in particular its exports, will need a stimulus that can only come from further cuts in the exchange rate.

In addition, appreciation or depreciation in the value of the Renminbi relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. The income statements of our operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currencies denominated transactions results in reduced revenue, operating expenses and net income for our international operations. Similarly, to the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenue, operating expenses and net income for our international operations. We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss, which is recorded as a component of other comprehensive income. Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all.

Dividends we receive from our subsidiaries located in the PRC may be subject to PRC withholding tax.

The EIT Law provides that a maximum income tax rate of twenty percent (20%) is applicable to dividends payable to non-PRC investors that are “non-resident enterprises,” to the extent such dividends are derived from sources within the PRC. However, the State Council has reduced such rate to ten percent (10%) through the implementation regulations. Although we are a Nevada corporation, all of our income is derived from our Guizhou Tongren subsidiary located in the PRC. Therefore, dividends paid to us from China may be subject to the ten percent (10%) income tax if we are considered a “non-resident enterprise” under the EIT Law. If we are required under the EIT Law and its implementation regulations to pay income tax for any dividends we receive from our PRC subsidiaries, it may have a material and adverse effect on our net income and materially reduce the amount of dividends, if any, we may pay to our shareholders.

We may be exposed to liabilities under the Foreign Corrupt Practices Act and Chinese anti-corruption laws, and any determination that we violated these laws could have a material adverse effect on our business.

We are subject to the Foreign Corrupt Practice Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute, for the purpose of obtaining or retaining business. We have operations, agreements with third parties and we make the majority of our sales in China. PRC also strictly prohibits bribery of government officials. Our activities in China create the risk of unauthorized payments or offers of payments by the employees, consultants, sales agents or distributors of our Company, even though they may not always be subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. However, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, sales agents or distributors of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA or Chinese anti-corruption laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the U.S. government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

Uncertainties with respect to the PRC legal system could limit the legal protections available to you and us.

We conduct all of our business through Guizhou Tongren, our subsidiary in the PRC. Guizhou Tongren is subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to foreign-invested enterprises. The PRC legal system is based on written statutes, and prior court decisions may be cited for reference but have limited precedential value. Since 1979, a series of new PRC laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since the PRC legal system continues to evolve rapidly, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involves uncertainties, which may limit legal protections available to you and us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. In addition, all of our executive officers and all of our directors are residents of China and not of the US, and substantially all the assets of these persons are located outside the US. As a result, it could be difficult for investors to effect service of process in the US or to enforce a judgment obtained in the US against our Chinese operations, subsidiary and affiliate.

You may have difficulty enforcing judgments against us.

Virtually all of our assets are located outside the US and all of our current operations are conducted by Guizhou Tongren in the PRC. In addition, our sole director and officer is resident of China. Substantially all of his assets are located outside the US. As a result, it may be difficult for you to effect service of process within the US upon him. It may also be difficult for you to enforce in US courts judgments predicated on the civil liability provisions of the US federal securities laws against us and our officer and director. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of US courts. Courts in China may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based on treaties between China and the country where the judgment is made or on reciprocity between jurisdictions. China does not have any treaties or other arrangements that provide for the reciprocal recognition and enforcement of foreign judgments with the US. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates basic principles of PRC law or national sovereignty, security or the public interest. So it is uncertain whether a PRC court would enforce a judgment rendered by a court in the US.

Future inflation in China may inhibit our ability to conduct business in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and highly fluctuating rates of inflation. During the past ten years, the rate of inflation in China has been as high as 20.7% and as low as -2.2%. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products and our company.

Risks Relating to Our Common Stock and Our Status as a Public Company

Our common stock is quoted on OTC Pink which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on OTC Pink under the symbol “ETAH”. The trading market for securities of companies quoted on OTC Pink or other quotation systems is substantially less liquid than the average trading market for companies listed on a national securities exchange. The quotation of our shares on OTC Pink or other quotation system may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the market price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

Our principal stockholder has substantial influence over our company, and its interests may not be aligned with the interests of our other stockholders.

Team Youn, our principal stockholder, owns approximately 80.60% of our outstanding shares. As a result, Team Youn has significant influence over our business, including decisions regarding mergers, consolidations, the sale of all or substantially all of our assets, election of directors and other significant corporate actions. As a result of this concentration of ownership, you and our other stockholders, acting alone, may not have the ability to determine the outcome of matters requiring stockholder approval, including the election of our directors or significant corporate transactions. In addition, this concentration of ownership, which is not subject to any voting restrictions, may discourage, delay or thwart efforts by third parties to take-over or effect a change in control of our company which could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company, and may limit the price that investors are willing to pay for our common stock.

Our management is not familiar with the United States securities laws.

Our management is generally unfamiliar with the requirements of the U.S. securities laws and may not appreciate the need to devote the resources necessary to comply with such laws. A failure to adequately respond to applicable securities laws could lead to investigations by the SEC and other regulatory authorities that could be costly, divert management’s attention and disrupt our business.

We do not have an internal accounting staff responsible for the preparation of our financial statements and the personnel we rely upon in China for the preparation of our financial statements under generally accepted accounting principles in the U.S. have had no education or training in U.S. GAAP and SEC rules and regulations pertaining to financial reporting, which could impact our ability to prepare our financial statements and convert our books and records to U.S. GAAP.

We maintain our books and records in accordance with generally accepted accounting principles in the PRC, or PRC GAAP. The accounting personnel in the PRC who have the primary responsibilities of preparing and supervising the preparation of financial statements under U.S. GAAP have had no education or training in U.S. GAAP and related SEC rules and regulations. As such, they may be unable to identify potential accounting and disclosure issues that may arise upon the conversion of our books and records from PRC GAAP to U.S. GAAP, which could affect our ability to prepare our financial statements in accordance with U.S. GAAP. We have taken steps to ensure that our financial statements are in accordance with U.S. GAAP, including our hiring of a U.S. accounting firm to work with our PRC accounting personnel and management to convert our books and records to U.S. GAAP and prepare our financial statements. However, the measures we have taken may not be sufficient to mitigate the foregoing risks. Furthermore, the need to comply with U.S. GAAP may require us to expend substantial amounts of resources and time that could divert our management’s attention and disrupt our business.

We will incur significant costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance requirements, including establishing and maintaining internal controls over financial reporting, and we may be exposed to potential risks if we are unable to comply with these requirements.

PRC companies have historically not adopted a Western style of management and financial reporting concepts and practices, which include strong corporate governance, internal controls and, computer, financial and other control systems. We have no middle and top management staff educated and trained in the Western system, and we may have difficulty hiring new employees in the PRC with such training. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluations and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Compliance with Section 404 may require that we incur substantial accounting expenses and expend significant management efforts. Our financial controls and disclosure controls and procedures are not adequate for a public company. Among others weaknesses, the lack of personnel and the lack of familiarity of the accounting staff we utilize with US GAAP constitutes a material weakness in our controls for financial reporting. We have taken steps to rectify this weakness, including hiring a US accounting firm to work with us. There is no assurance, however, that the steps taken to date will be sufficient to rectify this material weakness. In the event that we fail to remedy the weaknesses in our controls over financial reporting and adopt appropriate disclosure controls and procedures, our financial reporting may be deficient and we may fail to comply with the reporting requirements of the Securities Exchange Act and other US securities laws, in which event, the market price of our common stock could decline if investors and others lose confidence in the reliability of our financial statements and we could be subject to sanctions or investigations by the SEC or other applicable regulatory authorities.

If we become directly subject to the recent scrutiny, criticism and negative publicity involving U.S. publicly-traded Chinese companies, we may have to expend significant resources to investigate and resolve the matter which could harm our business operations, stock price and reputation and could result in a loss of your investment in our stock, especially if such matter cannot be addressed and resolved favorably.

Recently, U.S. public companies that have substantially all of their operations in China, particularly companies that have completed reverse merger transactions, have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Much of the scrutiny, criticism and negative publicity have focused on financial and accounting irregularities and mistakes, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many Chinese companies has sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to stockholder lawsuits, SEC enforcement actions and are conducting internal and external investigations into the allegations. It is not clear what affect this sector-wide scrutiny, criticism and negative publicity will have on our company, our business and our stock price. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend our company. This situation will be costly and time consuming and distract our management from growing our company. If such allegations are not proven to be groundless, our company and business operations will be severely impacted and your investment in our stock could be rendered worthless.

Techniques employed by manipulative short sellers in Chinese small-cap stocks may drive down the market price of our common stock.

Short selling is the practice of selling securities that the seller does not own but rather has borrowed from a third party with the intention of buying identical securities back at a later date to return to the lender. The short seller hopes to profit from the difference in the sale price of the borrowed securities and the purchase price of the replacement shares. As it is therefore in the short seller’s best interests for the price of the stock to decline, there have been incidents of short sellers publishing, or arranging to publish negative opinions in order to create negative market momentum. While traditionally these disclosed shorts have been limited in their ability to access mainstream business media or to otherwise create negative market rumors, the rise of the Internet and technological advancements regarding document creation, videotaping and publication by weblog (“blogging”) have allowed many disclosed shorts to publicly attack a company’s credibility, strategy and veracity by means of so-called research reports that mimic the type of investment analysis performed by large Wall Street firms and independent research analysts. These short attacks have, in the past, resulted in the selling of shares in the market, on occasion on a large scale and broad base. Issuers with business operations based in the PRC, that have limited trading volumes and that are susceptible to higher volatility levels than U.S. domestic large-cap stocks can be particularly vulnerable to such short attacks.

These short seller publications are not regulated by any governmental, self-regulatory organization or other official authority in the U.S., are not subject to the certification requirements imposed by the SEC in Regulation Analyst Certification and, accordingly, the opinions they express may be based on distortion of the actual facts or, in some cases, fabrication of the facts. In light of the limited risks involved in publishing such information, and the enormous profit that can be made from running just one successful short attack, unless the short sellers become subject to significant penalties, it is more likely than not that disclosed shorts will continue to issue such reports.

While we intend to strongly defend our public filings against any such short seller attacks, oftentimes we are constrained, either by principles of freedom of speech, applicable state law (often called Anti-SLAPP statutes), or issues of commercial confidentiality, in the manner in which we can proceed against the relevant short seller. You should be aware that in light of the relative freedom to operate that such persons enjoy – oftentimes blogging from outside the U.S. with little or no assets or identity requirements – should we be targeted for such an attack and the rumors not dismissed by market participants, our stock will likely suffer from a temporary, or possibly long term, decline in market price.

Because we do not intend to pay any cash dividends on our common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We have not declared or paid any cash dividends on our common stock nor do we anticipate paying any in the foreseeable future. Furthermore, we expect to retain any future earnings to finance our operations and expansion. The payment of cash dividends in the future will be at the discretion of our Board of Directors (“BOD”) and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. We cannot assure you that you will be able to sell shares when you desire to do so.

The market price of our common stock can become volatile, leading to the possibility of its value being depressed at a time when you may want to sell your holdings.

The market price of our common stock can become volatile. Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. These factors include:

●	our earnings releases, actual or anticipated changes in our earnings, fluctuations in our operating results or our failure to meet the expectations of financial market analysts and investors;

●	changes in financial estimates by us or by any securities analysts who might cover our stock;

●	speculation about our business in the press or the investment community;

●	significant developments relating to our relationships with our customers or suppliers;

●	stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in our industry;

●	customer demand for our services;

●	investor perceptions of our industry in general and our Company in particular;

●	the operating and stock performance of comparable companies;

●	general economic conditions and trends;

●	announcements by us or our competitors of new products, significant acquisitions, strategic partnerships or divestitures;

●	changes in accounting standards, policies, guidance, interpretation or principles;

●	loss of external funding sources; and

●	sales of our common stock, including sales by our directors, officers or significant stockholders; and departures of key personnel.

Securities class action litigation is often instituted against companies following periods of volatility in their stock price. Should this type of litigation be instituted against us, it could result in substantial costs to us and divert our management’s attention and resources.

Moreover, securities markets may from time to time experience significant price and volume fluctuations for reasons unrelated to the operating performance of particular companies. These market fluctuations may adversely affect the price of our common stock and other interests in our Company at a time when you want to sell your interest in us.

If we fail to develop and maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud, as a result, current and potential stockholders could lose confidence in our financial reports, which could harm our business and the trading price of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting. Compliance with Section 404 requires that we strengthen, assess and test our system of internal controls to provide the basis for our report. The process of strengthening our internal controls and complying with Section 404 is expensive and time consuming, and requires significant management attention. We cannot be certain that the measures we undertake will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Furthermore, if we are able to rapidly grow our business, the internal controls that we will need will become more complex, and significantly more resources will be required to ensure our internal controls remain effective. Failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we discover a material weakness in our internal controls, the disclosure of that fact, even if the weakness is quickly remedied, could diminish investors’ confidence in our financial statements and harm our stock price. In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension of trading, ineligibility for listing on the OTC Markets, and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price.

There is no active trading market for our shares of common stock.

There is no active trading market for our common stock. There can be no assurance that a regular trading market for our securities will develop, or that if one develops, that it will be sustained. The trading price of our securities could be subject to wide fluctuations, in response to announcements by us or others, developments affecting us, and other events or factors. In addition, the stock market has experienced extreme price and volume fluctuations in recent years. These fluctuations have had a substantial effect on the market prices for many companies, often unrelated to the operating performance of such companies, and may adversely affect the market prices of the securities. Such risks could have an adverse effect on the stock’s future liquidity.

Our common stock is subject to the “Penny Stock” Rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (a) that a broker or dealer approve a person’s account for transactions in penny stocks; and (b) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must: (a) obtain financial information and investment experience and objectives of the person; and (b) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form: (a) sets forth the basis on which the broker or dealer made the suitability determination; and (b) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common shares and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Under our Articles of Incorporation, our Board of Directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and with the ability to adversely affect stockholder voting power and perpetuate the board’s control over our company.

Our Articles of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock by our Board of Directors in one or more series, with such designations, powers, privileges, rights, qualifications and limitations as our Board of Directors may determine, in its sole discretion, with no further authorization by security holders required for the issuance of such shares.

The issuance of preferred stock may adversely affect the voting power and other rights of the holders of common stock. Preferred stock may be issued quickly with terms calculated to discourage, make more difficult, delay or prevent a change in control of our company or make removal of management more difficult. As a result, the ability of the Board of Directors to issue preferred stock may discourage the potential hostile acquirer, possibly resulting in beneficial negotiations. Negotiating with an unfriendly acquirer may result in terms more favorable to us and our stockholders. Conversely, the issuance of preferred stock may adversely affect the market price of, and the voting and other rights of the holders of the common stock. We presently have no plans to issue any preferred stock.

We may, in the future, issue additional shares of common stock, which would reduce investors’ percent of ownership and may dilute our share value.

Our Articles of Incorporation authorizes the issuance of up to 1,000,000,000 shares of common stock. We have outstanding 171,058,437 shares of common stock. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

Item 1B.	Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.	Properties

We do not own any properties.

We lease the following properties:

Location	Size (sq meters)	Annual Rental	Expiration Date
Tongren, Guizhou, China	3,452	RMB1,087,380 (Waived for the first 5 years)	September 17, 2027
Tongren Guizhou, China	50	RMB1,440	March 20, 2019
New York, NY, US	Shared space	$0	November 15, 2022

Item 3.	Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

Furthermore, there are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on OTC Pink under the symbol “ETAH.”

There exists only a very limited trading market for our common stock on the Pink tier of the OTC Markets (www.otcmarkets.com) with limited or no volume.

Holders

As of July 17, 2018, we had approximately 23 record holders of our common stock.

Dividends

Since inception we have not paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future. Payment of dividends in the future will depend upon our earnings, growth, capital requirements, and other factors, which our Board of Directors may deem relevant.

Issuer Purchases of Equity Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information about the common stock available for issuance under compensatory plans and arrangements as of April 30, 2018.

(c)
Number of securities
remaining available
	(a)			for future issuance
	Number of securities to be		(b)	under equity compensation
	issued upon		Weighted-average	plans (excluding
	exercise of		exercise price of	securities
	outstanding		outstanding	reflected in
Plan Category	warrants		warrants	column (a))

Equity compensation plan approved by security holders	None		—	None

Equity compensation plans not approved by security holders	2,000,000	(1)	$0.001	6,300,000	(2)

Total	2,000,000	(1)		6,300,000	(2)

(1)	Represents outstanding warrants.

(2)	Represents shares available under 2013 Stock Option Plan.

Penny Stock Regulations

The SEC has regulations which generally define so-called “penny stocks” to be equity securities that have a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. Our common stock is a “penny stock” and is subject to Rule 15g-9 under the Exchange Act, or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market, thus possibly making it more difficult for us to raise additional capital.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in penny stock, of a disclosure schedule required by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

There can be no assurance that our common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

Recent Sales of Unregistered Equity Securities

Except as previously disclosed in our periodic reports filed with the SEC, we have not issued any unregistered equity securities since May 1, 2017.

Item 6.	Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended April 30, 2018 and April 30, 2017 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly the discussion under the caption “Risk Factors” in Item 1A of this annual report.

General Overview

Until the change in control described below, we were a medical device company that, subject to government approval, planned to manufacture and market medical devices. We are constructing a cell storage, transformation and application facility in Tongren, Guizhou Province, China, for the treatment of clients interested in the benefits of stem cell storage and applications, which will have a fully equipped stem cell therapy laboratory, immune cell research room, and a genetics and gene research laboratory and will utilize proprietary biotechnology developed by various technology providers.

In furtherance of our plan to construct a stem cell facility in China, we entered into a share exchange agreement (the “Exchange Agreement”) dated December 13, 2017, with the equity holders of Guizhou Tongren Healthy China Biotechnology Co. Ltd., a company recently formed in China to engage in the business of providing stem cell storage and related medical therapies in China. Pursuant to the Exchange Agreement, in exchange for aggregate consideration of 17,181,769 shares of the common stock of the Company, Guizhou Tongren Healthy China Biotechnology Co. Ltd. became a wholly-owned subsidiary of Eternity Healthcare. In addition, we have acquired all of the outstanding equity of a BVI Company named Trillion Enterprises Group Limited which owns all of the outstanding equity interests in HK Trillion Holdings Limited, a company formed under the laws of Hong Kong. Guizhou Tongren Healthy China Biotechnology Co. Ltd. is held by the Hong Kong entity, HK Trillion Holdings Limited.

On March 26, 2018, we entered into a Credit Loan Agreement with Shenzhen Dongyang Medical Technology Co., Ltd. a third-party company, as lender, and our wholly-owned subsidiary, Guizhou Tongren, pursuant to which we agreed to guaranty payment of the indebtedness under a loan facility providing Guizhou Tongren with advances of up to $25 million. Advances under the loan facility bear interest at the rate of 10% per annum. The loan facility has a term of five years. Advances under the credit facility will be used to construct and equip the medical facility and to provide Guizhou Tongren with working capital to operate the medical facility.

On May 10, 2018, Guizhou Tongren entered into a Procurement Consignation Agreement with Shenzhen Dongyang Medical Technology Co., Ltd. (the “Dongyang Medical”) and consigned Dongyang Medical to procure medical equipment costing approximately $31.36 million (RMB 198.568 million) that Guizhou Tongren will need to carry out its planned cell storage, transformation and application service business. Pursuant to the agreement, Guizhou Tongren will pay the purchase price to Dongyang Medical in five years after the equipment is accepted by Guizhou Tongren. Any unpaid balances will bear 10% interest annually from the date of acceptance, and the interest is payable every six months.

Change in Control and Sale of Subsidiary and Related Intellectual Property and Technology

In August 2017, the owners of 53,933,373 shares, representing approximately 76.04% of our outstanding shares of common stock, including the president, chief executive officer and director of our company, sold their shares to Team Youn Bio Medicine International Corp. Limited, a China based company (“Team Youn”). Contemporaneously with the sale, we sold our wholly owned subsidiary, Eternity Health Care Inc., a Canadian Federal corporation, extra-provincially registered in British Columbia (“Eternity BC”), to our former president, chief executive officer and director of our company, and assigned to him certain intellectual property and technology owned by us related to the development, testing and manufacture of our medical device needle free injection technology, together with all “know-how” and other proprietary rights of our company related thereto (the “IP Rights”) for a total purchase price of $CAD100,000 (equivalent to $US79,590). Payment of the purchase price for the shares of the subsidiary and the IP Rights was made by crediting an equal amount against the $CAD1,163,966 ($US941,303) indebtedness owed to our former president, chief executive officer and director for advances made to pay operating expenses. Our remaining $CAD 1,063,966 ($US 861,303) of indebtedness to our former president, chief executive officer and director was assigned to Team Youn.

Results of Operations

Year Ended April 30, 2018 Compared to Year Ended April 30, 2017

As a result of the transfer of Eternity BC as described above and the commencement of construction of a stem cell facility in China, the results of our historical operations are not meaningful to an assessment of the likelihood of success of our future operations. Nevertheless, set forth below is a comparison of the results of our operations (including discontinued operations) for the year ended April 30, 2018 with those of year ended April 30, 2017.

	For the year ended April 30,		Diff
	2018	2017	Amount	%

Sales
Product sales	$-	$-	$-	-
Cost of goods sold	-	-	-	-
Gross margin	-	-	-	-

Operating Expenses
General and administrative	300,579	478,170	(177,591)	-37.1%
Total operating expenses	300,579	478,170	(177,591)	-37.1%

Net loss from continuing operations	(300,579)	(478,170)	177,591	-37.1%

Interest expense	(37,499)	(34,903)	(2,596)	7.4%

Loss from continuing operations before income taxes	(338,078)	(513,073)	174,995	-34.1%
Income taxes benefit	4,864	-	4,864	-
Loss from continuing operations	(333,214)	(513,073)	178,859	-35.1%

Net loss for the period from discontinued Operations	(83,957)	(222,998)	139,041	-62.4%
Gain on disposition of discontinued operations before income taxes	107,120	-	107,120	-
Provision for income taxes on discontinued operations and dispositions	(4,864)	-	(4,864)	-
Income/(loss) from discontinued operations and dispositions	18,299	(222,998)	241,297	-108.2%
Total loss for the period	$(314,915)	$(736,071)	$421,156	-57.2%

We had no revenues from continuing operations in the year ended April 30, 2018, as opposed to minimal revenues of $2,733 in the year ended April 30, 2017, all of which were generated by the discontinued operations of Eternity BC which we sold in August 2017. We are not likely to have revenues until we can market the services of the stem cell facility we are constructing.

Our continuing operating expenses for the year ended April 30, 2018 decreased $177,591 or 37.1%, compared to the year ended April 30, 2017. The decrease was mainly due to 1) the $334,590 or 78.3% decrease in general expenses. In the fiscal year 2017, we incurred $386,649 in consulting fees as the Company sought different strategic partnerships throughout the year. There was no such fees in fiscal year 2018. Our professional fees increased $156,999 or 308.4% when compared to fiscal year 2017 which was due to fees associated with our acquisition of Guizhou Tongren Healthy China Biotechnology Co. Ltd.

Including the impact on income tax from the disposal transaction, our continuing operations incurred net loss of $333,214 for the year ended April 30, 2018, compared to net loss of $513,073 for the year ended April 30, 2017, a decrease of 35.1%.

In connection with the transfer of Eternity BC and the assignment of certain intellectual property and technology owned by us related to the development, testing and manufacture of our medical device needle free injection technology, in consideration for the forgiveness of debt, we generated non-cash gains on the sale of intellectual property of $31,836, gain on the sale of the medical device business of $22,475, which combined with a foreign exchange gain of $52,809, resulted in a net gain from the disposition for the year ended April 30, 2018 of $107,120 . There was no such gain in the year ended April 30, 2017. Combining the net loss during fiscal year before we disposed the business, we obtained a net gain of $18,299 from the discontinued medical device business in fiscal year 2018, compared to the $222,998 net loss incurred from such business in fiscal year 2017.

Our comprehensive loss for the year ended April 30, 2018 was $368,852, as compared to $671,850 for the year ended April 30, 2017.

Liquidity and Capital Resources

As of April 30, 2018, we had $21,908 in cash. We have financed our operations primarily with the proceeds of loans from related parties and more recently, third parties. During the period from April 30 to October 31, 2017, in anticipation of the sale of the controlling interest in the Company, prior management used all of the $148,119 we had on hand as of April 30, 2017, to maintain the Company’s operations and satisfy accounts payable and accrued liabilities, except for amounts due to related parties assigned to Team Youn which were $842,663. Team Youn converted the amount into 82,946,800 shares of common stock in January 2018.

Working Capital Deficit

	April 30,	April 30,
	2018	2017
Current Assets	$77,227	$203,980
Current Liabilities	$1,388,048	$980,394
Working Capital (deficit)	$(1,310,821)	$(776,414)

Our total current liabilities as of April 30, 2018 were $1,388,048, as compared to total current liabilities of $980,394 as of April 30, 2017. The increase was primarily due to an increase in payables for our construction in process. During the year our company received proceeds of $171,485 from related parties and made repayments of $0.

Cash Flows

	Year Ended April 30,	Year Ended April 30,
	2018	2017
Net Cash Used In Operating Activities	$(219,565)	$(338,132)
Net Cash (Used In)/Provided By Investing Activities	$(590,476)	$303,525
Net Cash Provided By/(Used In) Financing Activities	$684,896	$(64,827)
Effect of Rates on Cash	$(1,066)	$(11,487)
Decrease in Cash During the Period	$(126,211)	$(110,921)

Operating Activities

Net cash used in operating activities was $219,565 for the year ended April 30, 2018, compared with net cash used in operating activities of $338,132 in the same period in 2017. This was because we incurred less administrative and operating costs when we ceased and disposed the medical device business, and our new stem cell storage and application business was still in preparation stage as of the end of fiscal year 2018.

Investing Activities

Net cash used in investing activities was $590,476 for the year ended April 30, 2018, compared to net cash provided by investing activities of $303,525 in the same period in 2017. In fiscal year 2018 we used $590,476 to pay the vendors of our construction in process to the Guizhou Tongren facility. In fiscal year 2017, we withdrew our investment in Cashable Guaranteed Investment Certificate (“GIC”) term deposit and received interests.

Financing Activities

Net cash provided by financing activities was $684,896 for the year ended April 30, 2018 among which $171,485 was provided by our sole director and officer and $513,411 was from third party loans, compared to net cash used in financing activities of $64,827 for the year ended April 30, 2017 which was to repay related party loans.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Since December 2010, the Company has been engaged in offering a range of medical devices and diagnostics and has not generated positive cash flows from operations. Through April 30, 2018, the Company has incurred accumulated losses of $3,161,808 and as of April 30, 2018, the Company had $21,908 of cash and negative working capital of $1,310,821, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s operating results for future periods are subject to numerous uncertainties and it is uncertain if the Company will be able to reduce or eliminate its net losses for the foreseeable future. If management is not able to increase revenue and/or manage operating expenses in line with revenue forecasts, the company may not be able to achieve profitability.

Successful completion of the Company’s infrastructure for cell storage, transformation and application services, and its transition to attaining profitable operations, may need to be dependent upon obtaining additional financing. The Company continues to have ongoing obligations and it expects that it will require additional capital in order to execute its longer-term business plan. If the Company encounters unforeseen circumstances that place constraints on its capital resources, management will be required to take various measures to conserve liquidity, which could include, but not necessarily be limited to, seeking financial support from shareholders, curtailing the Company’s business development activities, suspending the pursuit of its business plan, controlling overhead expenses and seeking to further dispose of non-core assets. Management cannot provide any assurance that the Company will raise additional capital if needed.

These material uncertainties cast substantial doubt upon the Company’s ability to continue as a going concern. These consolidated financial statements do not reflect the adjustments to the carrying values of assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used that would be necessary if the going concern assumptions were not appropriate.

Significant Accounting Policies

See Note 3 to the Consolidated Financial Statements included herewith.

Recent Accounting Pronouncements

See Note 3 to the Consolidated Financial Statements included herewith.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.	Financial Statements and Supplementary Data

Our financial statements appear beginning on page F-1, immediately following the signature page of this report.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

(a) Dismissal of Principal Accountant

1. On January 29, 2018 (the “Dismissal Date”), we dismissed Sadler, Gibb & Associates, LLC (“SG”) as our independent registered principal accounting firm. SG had been our independent registered principal accounting firm since June 30, 2011 and issued a report on our financial statements for the years ended April 30, 2017 and 2016. SG’s report on our financial statements for the fiscal years ended April 30, 2017 and 2016 did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to audit scope or accounting principles except to indicate that there was substantial doubt about our ability to continue as a going concern. The decision to change auditors was approved by our Board of Directors.

2. During the years ended April 30, 2017 and 2016 and the subsequent interim periods through the Dismissal Date, (i) we did not have any disagreements with SG on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to SG’s satisfaction, would have caused them to make reference thereto in their reports on our financial statements for such periods, and (ii) there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

3. We provided SG with a copy of disclosures we made in our Current Report on Form 8-K reporting the dismissal of SG filed on January 30, 2018 (the “Form 8-K”) and requested that SG furnish a letter addressed to the Securities and Exchange Commission stating whether or not it agreed with the statements made therein. A copy of SG’s letter dated January 29, 2018, was filed as Exhibit 16.1 to the Form 8-K.

(b) Engagement of Principal Accountant

1. On January 29, 2018, we engaged Marcum Bernstein & Pinchuk LLP (“MBP”) as our registered independent public accountants. The decision to engage MBP was approved by our Board of Directors.

2. During our two most recent fiscal years ended April 30, 2018 and 2017, and through the date of our engagement of MBP, we did not consult with MBP on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on our financial statements, and MBP did not provide either a written report or oral advice to us that MBP concluded was an important factor considered by us in reaching a decision as to any accounting, auditing, or financial reporting issue; (ii) any matter the subject of any disagreement, as defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions, or (iii) a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management Weitao Wang, in his capacity as our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15I and 15d-15I promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our chief executive officer/chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) concluded that, as of the end of such period, our disclosure controls and procedures were not effective to ensure that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer/chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), as appropriate, to allow timely decisions regarding required disclosure. The reasons for this finding were the weaknesses in our internal control over financial reporting enumerated below.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Wei-Tao Wang, in his capacity as our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2018 using the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of April 30, 2018, our company determined that there were control deficiencies that constituted material weaknesses, as described below:

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

Based on the foregoing, our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) concluded that our internal controls over financial reporting were not effective as of April 30, 2018.  Notwithstanding the existence of these material weaknesses in our internal control over financial reporting, our management believes that the consolidated financial statements included in this reports fairly present in all material respects our company’s financial condition, results of operations and cash flows for the periods presented.

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

This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. The rules of the SEC do not require an attestation of the Management’s report by our registered public accounting firm in this annual report.

Changes in Internal Controls

During the quarter ended April 30, 2018, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our directors and officers are as follows:

Name	Age	Position
Wei-Tao Wang	33	Director, President and Chief Executive Officer, Chief Financial Officer

Wei-Tao Wang has served as President, Chief Executive Officer, Chief Financial Officer and a director of our company since August 31, 2017. Mr. Wang served as an Executive Assistant, Technical Support Director, for Team Youn Bio. Medicine International Corp. Limited since October 2016, where he was responsible for budgeting and assisting senior executive. From November 2012 to December 2015 he was employed as manager of the SW Group Pty Ltd., where he was responsible for network systems operations and maintenance, promoting sale of properties and assisting in operational analysis and expense budgeting. From November 2011 until October 2012 he was Executive Assistant of Clarion International Hotel of Sydney, where he was responsible for network system operations and maintenance, as well as cash and credit transactions recording and processing. Mr. Wang received a Master’s degree in Information Technology from the University of Wollongong in 2011 and a Bachelor’s degree (with a major in Network Design and Management) from the University of Wollongong in 2011.

There are no family relationships among any of our officers and directors.

Directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified. Officers are elected by the Board of Directors and hold office until the earliest of their death, resignation or removal from office.

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

Our company currently does not have an audit, nominating, compensation committees or committees performing similar functions.

We do not have an “independent” director as defined by Nasdaq Marketplace Rule 5605(a)(2) or for purposes of serving on an audit committee, Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act, and Wei-Tao Wang, the only member of our board of directors, is not an “audit committee financial expert” within the meaning of Item 407(d)(5)(ii) of Regulation S-K.

We believe that Wei-Tao Wang, the sole member of our Board of Directors and our chief executive and chief financial officer, is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date.

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

A stockholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our chief executive officer, at the address appearing on the first page of this annual report.

Compensation of Directors

The following table sets forth certain information regarding the compensation paid to, earned by or accrued for, our directors during the fiscal year ended April 30, 2018.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid In Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Hassan Salari(1)	$—	---	$—	—	—	---	$0
Weitao Wang(2)	$—	---	$—	—	—	---	$0

(1)	Mr. Salari resigned as a director on August 31, 2017.

(2)	Mr. Wang was appointed a director on August 31, 2017.

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

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended April 30, 2018, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with, except that Wei-Tao Wang did not timely file his Form 3 and Form 4 reporting the acquisition of shares by Team Youn of which he is the beneficial owner.

Item 11.	Executive Compensation

The following table sets forth information concerning compensation awarded to, earned by or paid to each individual who served as our chief executive officer for services rendered in all capacities during the year ended April 30, 2018. No other executive officer of our company received total annual salary and bonus compensation in excess of $100,000 for the year ended April 30, 2018.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Total ($)
Wei-Tao Wang, CEO and President (1)	2018	$0	$—	$0
Hassan Salari, CEO and President (2)	2017	$96,000	$—	$96,000

(1)	Mr. Wang was appointed President and CEO on August 31, 2017.

(2)	Dr. Salari served as President and CEO until August 31, 2017.

Mr. Wang does not have an employment agreement with our company.

Grants of Equity Awards

Neither Mr. Wang nor Dr. Salari (together, the “Named Executive Officers”) was granted any stock options or equity awards during our fiscal year ended April 30, 2018.

Outstanding Equity Awards at Fiscal Year End

Neither of the Named Executive Officers held any stock options or equity awards at the end of the fiscal year ended April 30, 2018.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Change In Control

In August 2017, Hassan Salari, Francine Salari, Julian Salari, Fredrick Salari sold 53,933,373 shares of our common stock, representing approximately 76.04% of the outstanding shares of our common stock (the “Control Shares”) to Team Youn Bio Medicine International Corp. Limited, a China based company (“Team Youn”), for a total purchase price of $275,000 pursuant to a Common Stock Purchase Agreement dated July 26, 2017 (the “Stock Purchase Agreement”). Contemporaneously with the sale of the Shares, we sold to Hassan Salari all of the outstanding shares of our then wholly-owned subsidiary, Eternity Healthcare (BC), and assigned to Hassan Salari, certain intellectual property and technology we owned related to the development, testing and manufacture of our medical device needle free injection technology, together with all “know-how” and other proprietary rights related thereto (the “IP Rights”) for a total purchase price of $CAD100,000 (equivalent to $USD79,590) pursuant to a Common Stock Purchase Agreement dated August 23, 2017. Payment of the purchase price for the shares of the subsidiary and the IP Rights was made by crediting an equal amount against the $CAD1,163,966 indebtedness we owed to Hassan Salari for advances made to pay operating expenses. Our remaining $CAD1,063,966 of indebtedness to Hassan Salari was assigned to Team Youn pursuant to a Loan Sale and Purchase Agreement dated August 23, 2017. The source of funds used by Team Youn for the stock purchase pursuant to the Stock Purchase Agreement was working capital.

Security Ownership

The following table sets forth information concerning beneficial ownership of our common stock as of July 17, 2018, by (i) any person or group with more than 5% of our common stock, (ii) each director, (iii) our chief executive officer and each other executive officer whose cash compensation for the most recent fiscal year exceeded $100,000 and (iv) all such executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to the securities. Subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. In addition, shares of common stock issuable upon exercise of options, warrants and other convertible securities anticipated to be exercisable or convertible at or within sixty days of the Record Date are deemed outstanding for the purpose of computing the percentage ownership of the person holding those securities, and the group as a whole, but are not deemed outstanding for computing the percentage ownership of any other person. As of the July 17, 2018, we had outstanding 171,058,437 shares of common stock.

To our knowledge, the persons named in the table have sole voting and investment power with respect to all shares of securities shown as beneficially owned by them.

Name of Stockholder	Number of Shares	Percent of Shares
Directors and Executive Officers:
Wei Tao Wang(1)	137,880,173	80.60%

All directors and executive officers as a group	137,880,173	80.60%

Owner of More than 5% of Outstanding Shares:

Team Youn Bio Medicine International Corp. Limited	137,880,173	80.60%

(1)	Wei-Tao Wang exercises sole voting and dispositive power over the shares owned by Team Youn Bio Medicine International Corp. Limited and thus is deemed to beneficially own such shares pursuant to Rule 13d-3 under the Exchange Act. The address of Team Youn is Flat/Rm 1006 10/F, Hang Seng Tsim Sha Tsui Bldg, 18 Carnarvon Road, Tsim Sha TsuiI, KL, Hong Kong.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

The following includes a summary of transactions since May 1, 2017, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

In August 2017, we sold to Dr. Hassan Salari, our then president, chief executive officer and director, all of the outstanding shares of our wholly-owned subsidiary, Eternity Healthcare Inc., a British Columbia corporation (“Eternity BC”), and assigned to Dr. Salari certain intellectual property and technology related to the development, testing and manufacture of our medical device needle free injection technology, together with all “know-how” and other proprietary rights related thereto (the “IP Rights”) for a total purchase price of $CAD100,000 (equivalent to $USD79,590) pursuant to a Common Stock Purchase Agreement dated August 23, 2017. Payment of the purchase price for the shares of the subsidiary and the IP Rights was made by crediting an equal amount against the $CAD1,163,966 indebtedness we owed to Hassan Salari for advances made to pay operating expenses. Our remaining $CAD1,063,966 of indebtedness to Hassan Salari was assigned to Team Youn pursuant to a Loan Sale and Purchase Agreement dated August 23, 2017.

On January 16, 2018, we issued 82,946,800 shares of common stock to Team Youn upon conversion of $CAD 1,063,966 (approximately $USD 829,468, 1 CAD to 0.7796 USD) of related party debt at a conversion price of $0.01 per share, according to the Debt Conversion Agreement entered by the Company and Team Youn in December 2017.

Advances from Related Parties

During the year ended April 30, 2018, we received $171,485 from Wei-Tao Wang, our President and Chief Executive Officer, as a working capital advance.

Total related party payable as of April 30, 2018 was $191,988 non-interest-bearing, unsecured with no fixed terms of repayment. During the year ended April 30, 2018, the Company recorded interest expense of $25,046 with regard to the related party loans. The interest-bearing loan was fully repaid as of April 30, 2018.

Director Independence

We do not have any “independent directors” as defined by Nasdaq Marketplace Rule 4200(a)(15).

Item 14.	Principal Accounting Fees and Services

The aggregate fees billed by Marcum Bernstein & Pinchuk LLP, our principal accountant for the fiscal year ended April 30, 2018 and by Sadler Gibb and Associates, LLC, our principal accountant for the fiscal year ended April 30, 2017 for professional services rendered for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended April 30,
	2018	2017
Audit Fees	$59,047	$16,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$52,047	$16,000

Audit Fees. Consists of fees billed for professional services rendered for the audit of our financial statements and review of interim financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees”.

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include preparation of federal and state income tax returns.

All Other Fees. Consists of fees for product and services other than the services reported above.

Board of Directors’ Pre-Approval Policies

Our Board of Director’s policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit related services, tax services, and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees for the services performed to date. The Board of Directors also may pre-approve particular services on a case-by-case basis.

Our Board of Directors reviewed our audited financial statements contained in our Annual Report on Form 10-K for the year ended April 30, 2018. The Board of Directors also has been advised of the matters required to be discussed pursuant to PCAOB Rule 3526 (Communication with Audit Committees Concerning Independence), which includes, among other items, matters related to the conduct of the audit of our financial statements.

Our Board of Directors considered whether the provision of services other than audit services is compatible with maintaining auditor independence. Based on the review and discussions referred to above, the BOD has determined that the audited financial statements be included in our Annual Report on Form 10-K for our fiscal year ended April 30, 2018 for filing with the SEC.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document.

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Document Description
2.1	Share Exchange Agreement with Eternity Healthcare Inc., dated December 13, 2010 (incorporated by reference to our Current Report on Form 8-K filed on December 17, 2010)
3.1	Articles of Incorporation (incorporated herein by reference to our Registration Statement on Form S-1 filed on June 25, 2008)
3.2	By-laws (incorporated herein by reference to our Registration Statement on Form S-1 filed on June 25, 2008)
3.3	Certificate of Amendment filed with the Nevada Secretary of State on November 1, 2010 (incorporated herein by reference to our Current Report on Form 8-K filed on November 16, 2010)
3.4	Certificate of Amendment increasing our authorized capital stock filed with the Nevada Secretary of State on February 22, 2018 (incorporated herein by reference to Exhibit 3.1 our Quarterly Report on Form 10-Q for the period ended January 31, 2018 filed on March 19, 2018).
10.1	Common Stock Purchase Agreement dated July 17, 2017(incorporated herein by reference to Exhibit 10.3 our Quarterly Report on Form 10-Q/A for the period ended January 31, 2018 filed on July 2, 2018).
10.2	Debt Conversion Agreement (incorporated herein by reference to Exhibit 10.4 our Quarterly Report on Form 10-Q/A for the period ended January 31, 2018 filed on July 2, 2018).
10.3	Share Exchange Agreement dated as of December 13, 2017 by and among Eternity Healthcare Inc., Hong Kong Trillion Holdings Limited, and the owners of Guizhou Tongren Healthy China Biotechnology Co. Ltd. (incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on January 10, 2018),
10.4	Credit Agreement (incorporated herein by reference to Exhibit 10.1 our Current Report on Form 8-K filed on March 29, 2018).
10.5	2013 Stock Option Plan (incorporated by reference to our Annual Report on Form 10-K filed on August 8, 2013)
14.1	Code of Business Conduct and Ethics (incorporated herein by reference to our Annual Report on Form 10-K filed on August 8, 2013)
16.1	Letter to Securities and Exchange Commission from Sadler, Gibbs & Associates, LLC dated January 29, 2018 (incorporated herein by reference to Exhibit 16.1 to our Current Report on Form 8-K filed on January 30, 2018).
31.1	Section 302 Certifications under Sarbanes-Oxley Act of 2002
32.1	Section 906 Certifications under Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 6, 2018	ETERNITY HEALTHCARE INC.
(Registrant)

/s/ Wei-Tao Wang
Wei-Tao Wang
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on August 6, 2018.

Name	Title
/s/ Wei-Tao Wang	President, Chief Executive Officer, Chief Financial Officer and a Director
Wei-Tao Wang	(Principal Executive Officer, Principal Financial and Accounting Officer)

Eternity Healthcare Inc.

Consolidated Financial Statements

Years ended April 30, 2018 and 2017

(Expressed in U.S. Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Eternity Healthcare Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Eternity Healthcare Inc. and subsidiaries (the “Company”) as of April 30, 2018, the related consolidated statements of operations and comprehensive loss, change in shareholders’ equity (deficit) and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2018 and the results of its operations and its cash flows for the year ended April 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum Bernstein& Pinchuk LLP

Marcum Bernstein& Pinchuk LLP

We have served as the Company’s auditor since 2018.

New York, New York

August 6, 2018

35

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Eternity Healthcare, Inc.

We have audited the accompanying consolidated balance sheet of Eternity Healthcare, Inc. as of April 30, 2017, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the year ended April 30, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eternity Healthcare, Inc. as of April 30, 2017, and the results of its operations and its cash flows for the year ended April 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

August 15, 2017

office	801.783.2950
fax	801.783.2960
www.sadlergibb.com | Main: 2455 East Parleys Way Suite 320, Salt Lake City, UT 84109 | Provo: 3507 N University Ave #100, Provo, UT 84604

36

Eternity Healthcare Inc.

Consolidated Balance Sheets

(Expressed in U.S. Dollars)

	April 30,
	2018	2017

Assets
Current assets:
Cash and cash equivalents	$21,908	$-
Deferred cost - current portion (Note 5)	37,349	-
Other current assets	17,970	-
Current assets of discontinued operations (Note 15)	-	203,980
Total current assets	77,227	203,980

Non-current advanced payments (Note 4)	30,847	-
Deferred cost - long-term portion (Note 5)	312,797	-
Construction in process (Note 6)	1,538,316	-
Total assets	$1,959,187	$203,980

Liabilities
Current liabilities:
Interest payable	$12,662	$-
Due to related parties (Note 10)	191,988	851,787
Other current liabilities (Note 7)	1,183,398	-
Current liabilities of discontinued operations (Note 15)	-	128,607
Total current liabilities	1,388,048	980,394

Long-term loan (Note 8)	489,631	-
Long-term liabilities (Note 9)	53,671	-
Total liabilities	1,931,350	980,394

Shareholders’ equity (deficit)
Preferred stock – Authorized 10,000,000 shares, par value $0.001, 0 shares issued and outstanding at April 30, 2018 and 2017	-	-
Common stock - Authorized 1,000,000,000 and 300,000,000 shares at April 30, 2018 and 2017, respectively, par value $ 0.001, issued and outstanding 171,058,437 and 70,929,868 shares at April 30, 2018 and 2017, respectively	171,058	70,930
Additional paid-in capital	3,019,715	1,946,740
Accumulated other comprehensive (loss)/income	(1,128)	52,809
Accumulated deficit	(3,161,808)	(2,846,893)

Total shareholders’ equity/(deficit)	27,837	(776,414)

Total liabilities and shareholders’ equity	$1,959,187	$203,980

The accompanying notes are an integral part of these consolidated financial statements.

Eternity Healthcare Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. Dollars)

	For the years ended April 30,
	2018	2017
Sales
Product sales	$-	$-
Cost of goods sold	-	-
Gross margin	-	-

Operating Expenses
General and administrative	300,579	478,170
Total operating expenses	300,579	478,170
Net loss from continuing operations	(300,579)	(478,170)

Other expenses
Interest expense	(37,499)	(34,903)
Loss from continuing operations before income taxes	(338,078)	(513,073)
Income tax benefit	4,864	-
Net loss from continuing operations	(333,214)	(513,073)

Loss from discontinued operations before income taxes	(83,957)	(222,998)
Gain on disposition of discontinued operations before income taxes	107,120	-
Provision for income taxes on discontinued operations and disposition	(4,864)	-
Net income/(loss) from discontinued operations and dispositions (Note 15)	18,299	(222,998)

Net loss	$(314,915)	$(736,071)

Other comprehensive (loss)/income – Foreign currency translation	(53,937)	64,221

Comprehensive loss	$(368,852)	$(671,850)

Net income/(loss) per share - basic and diluted
Continuing Operations	$(0.003)	$(0.01)
Discontinued operations	0.000	(0.00)
Total	$(0.003)	$(0.01)

Weighted average number of common shares Outstanding - basic and diluted	99,733,977	67,810,690

The accompanying notes are an integral part of these consolidated financial statements

Eternity Healthcare Inc.

Consolidated Statements of Shareholders’ Equity / (deficit)

(Expressed in U.S. Dollars)

		Amount	Additional	Accumulated Other
	Number of Shares	($0.001 par)	Paid-in Capital	Comprehensive Income/(Loss)	Accumulated Deficit	Total
Balance as at April 30, 2016	66,429,868	$66,430	$1,539,591	$(11,412)	$(2,110,822)	$(516,213)

Common stock issued for cash	1,000,000	1,000	24,000	-	-	25,000
Common stock issued for services	3,500,000	3,500	263,500	-	-	267,000
Stock warrants issued for services	-	-	119,649	-	-	119,649
Currency translation adjustments	-	-	-	64,221	-	64,221
Net loss for the year ended April 30, 2017	-	-	-	-	(736,071)	(736,071)

Balance as at April 30, 2017	70,929,868	70,930	1,946,740	52,809	(2,846,893)	(776,414)

Acquisition of Guizhou Tongren	17,181,769	17,182	326,453	-	-	343,635
Debt conversion	82,946,800	82,946	746,522	-	-	829,468
Currency translation adjustments	-	-	-	(53,937)	-	(53,937)
Net loss for the year ended April 30, 2018	-	-	-	-	(314,915)	(314,915)

Balance as at April 30, 2018	171,058,437	$171,058	$3,019,715	$(1,128)	$(3,161,808)	$27,837

The accompanying notes are an integral part of these consolidated financial statements

Eternity Healthcare Inc.

Consolidated Statements of Cash Flows

(Expressed in U.S. Dollars)

	For the years ended April 30,
	2018	2017
Operating activities
Net loss	$(314,915)	$(736,071)
(Income)/loss from discontinued operations and dispositions, net of income taxes	(18,299)	222,998
Net loss for the period from continuing operations	(333,214)	(513,073)
Adjustments to reconcile to net loss to net cash used in continuing operating activities
Common shares and warrants issued for consulting services	-	386,649
Amortization of deferred cost	14,006	-
Changes in operating assets and liabilities:
Other current assets	(17,701)	(3,980)
Due to related parties	25,046	-
Interests payable	12,472	-
Other current liabilities	97,770	-
Long-term liabilities	31,720	-
Net cash used in operating activities of continuing operations	(169,901)	(96,036)
Net cash used in operating activities of discontinued operations	(49,664)	(242,096)
Net cash used in operating activities	(219,565)	(338,132)

Investing activities
Payments for construction cost	(493,845)	-
Net cash used in investing activities of continuing operations	(493,845)	-
Net cash (used in)/provided by investing activities of discontinued operations	(96,631)	303,525
Net cash (used in)/provided by investing activities	(590,476)	303,525

Financing activities
Proceeds from related party loans	171,485	98,906
Repayments on related party loans	-	(27,869)
Proceeds from long-term loan	482,295	-
Loan from a third party	31,116	-
Proceeds from issuance of common stock for cash	-	25,000
Net cash provided by financing activities of continuing operations	684,896	96,037
Net cash used in financing activities of discontinued operations	-	(160,864)
Net cash provided by/(used in) financing activities	684,896	(64,827)

Effect of exchange rate changes on cash	(1,066)	(11,487)
Net decrease in cash	(126,211)	(110,921)
Cash, beginning of year – continuing operations	-	-
Cash, beginning of year – discontinued operations	148,119	259,040
Cash, end of year – continuing operations	21,908	-
Cash, end of year – discontinued operations	$-	148,119

Supplementary Information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

Eternity Healthcare Inc.

Notes to the Consolidated Financial Statements

April 30, 2018

(Expressed in U.S. Dollars)

1.	Nature and continuance of operations

Eternity Healthcare Inc. (the “Company”) was incorporated under the laws of the State of Nevada on October 24, 2007 under the name Kid’s Book Writer, Inc. On September 23, 2010, the Company changed its name to Eternity Healthcare Inc., and affected a reverse stock split of the issued and outstanding common stock at a factor of 10 old shares for 1 new share. The Company focused on offering a range of medical devices and diagnostics until August 2017.

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

In August     , 2017, the owners of 53,933,373 shares, representing approximately 76.04% of the Company’s outstanding shares of common stock, including the president, chief executive officer and director of the Company, sold their shares to Team Youn Bio Medicine International Corp. Limited, a China based company (“Team Youn”). Contemporaneously, the Company disposed of its intellectual property and its subsidiary, Eternity BC to Dr. Hassan Salari, former President and Chief Executive Officer of the Company (“Dr. Salari”). The Company received gross proceeds of USD$31,836 ($40,000 CAD) in relation to the intellectual property and USD$47,754 ($60,000 CAD) for the shares of the subsidiary. The proceeds were paid by a reduction in the amount owed to Dr. Salari. Upon the completion of this disposal, the Company shifted its business focus from medical devices and diagnostics to cell storage, transformation and application services.

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

The Company and its subsidiary HK Trillion entered into a share exchange agreement (the “Exchange Agreement”) dated December 13, 2017, with Guizhou Tongren Healthy China Biotechnology Co. Ltd. (“Guizhou Tongren”), a company formed in China on September 15, 2017, and its equity holders. Pursuant to the Exchange Agreement, in exchange for an aggregate of 17,181,769 shares of the common stock of the Company, Guizhou Tongren Healthy China Biotechnology Co. Ltd. became a wholly-owned subsidiary of HK Trillion. The Company immediately took control of Guizhou Tongren upon execution of the Exchange Agreement. Guizhou Tongren was newly formed and had no operation or material assets other than a referential lease it obtained. The Company accounted for the transaction as asset acquisition on the date of Exchange Agreement.

Eternity Healthcare Inc. (a Nevada corporation)

100%

Trillion Enterprises Group Limited (a BVI company)

100%

Hong Kong Trillion Holdings Limited (a Hong Kong company)

100%

Tongren Healthy China Biotechnology Co. Ltd. (a PRC company)

On January 16, 2018, the Company issued 82,946,800 shares of common stock to Team Youn upon conversion of $CAD 1,063,966 (approximately $USD 829,468, 1 CAD to 0.7796 USD) debt the Company owed to Team Youn at a conversion price of $0.01 per share, according to the Debt Conversion Agreement entered by the Company and Team Youn in December 2017 . The transaction was an extinguishment of debt done with the Company’s principle shareholder, and no gain or loss was recorded by the Company.

In February 2018, the Company increased the number of its authorized shares of common stock from 300,000,000 to 1,000,000,000, with a par value of $0.001 per share and authorized 10,000,000 shares of preferred stock with par value of $0.001 per share.

2.	Going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Since December 2010, the Company has been engaged in offering a range of medical devices and diagnostics and has not generated positive cash flows from operations. Through April 30, 2018, the Company has incurred accumulated losses of $3,161,808 and as of April 30, 2018, the Company had $21,908 of cash and negative working capital of $1,310,821, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s operating results for future periods are subject to numerous uncertainties and it is uncertain if the Company will be able to reduce or eliminate its net losses for the foreseeable future. If management is not able to increase revenue and/or manage operating expenses in line with revenue forecasts, the company may not be able to achieve profitability.

Successful completion of the Company’s infrastructure for cell storage, transformation and application services, and its transition to attaining profitable operations, may need to be dependent upon obtaining additional financing. The Company continues to have ongoing obligations and it expects that it will require additional capital in order to execute its longer-term business plan. If the Company encounters unforeseen circumstances that place constraints on its capital resources, management will be required to take various measures to conserve liquidity, which could include, but not necessarily be limited to, seeking financial support from shareholders, curtailing the Company’s business development activities, suspending the pursuit of its business plan, controlling overhead expenses and seeking to further dispose of non-core assets. Management cannot provide any assurance that the Company will raise additional capital if needed.

These material uncertainties cast substantial doubt upon the Company’s ability to continue as a going concern. These consolidated financial statements do not reflect the adjustments to the carrying values of assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used that would be necessary if the going concern assumptions were not appropriate.

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

Operating leases

Leases where substantially all the risks and rewards of ownership of the assets remain with the lessor are accounted for as operating leases. Rental payments and the acquisition cost for the operating leases are charged to the consolidated statements of operations and comprehensive loss on a straight-line basis over the lease periods.

Construction in process

Construction in process is reported at cost and not subject to depreciation until placed in service.

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

Gains and losses on translation are included in other comprehensive income (loss) in shareholders’ equity (deficiency) for the period.

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements were as follows:

April 30, 2018
Balance sheet items, except for equity accounts	0.1579

Year ended April 30, 2018
Items in the statements of operations and comprehensive loss	0.1556

The exchange rates used to translate amounts in CAD into U.S. Dollars for the purposes of preparing the consolidated financial statements were as follows:

	As of April 30,
	2018	2017
Balance sheet items, except for equity accounts	-	0.7318

	Years ended April 30,
	2018	2017
Items in the statements of operations and comprehensive loss	0.7774	0.7588

Fair value

The carrying value of the Company’s financial instruments including cash and cash equivalents, other current assets, interest payable, other current liabilities and due to related parties  approximate their fair values because of the short-term maturity of these financial instruments.

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

Currency risk

The Company’s operating expenses are primarily incurred in Renminbi (“RMB”) after the acquisition of Guizhou Tongren. Fluctuation of the Renminbi in relation to the United States dollar will have an impact upon the profitability of the Company and may also have an effect on the value of the Company’s assets. The Company has not entered into any agreements or purchased any instruments to hedge possible currency risk. At April 30, 2018, 1 United States dollar was equal to 6.3313 Renminbi.

Basic and diluted net income/(loss) per share

The Company computes net income/(loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. For the years ended April 30, 2018 and 2017, the diluted loss per share calculation for continuing and discontinued operations did not include warrants to purchase up to 2,000,000 shares of the Company’s common stock, because their effect was anti-dilutive, as the Company incurred a loss for the periods. As at April 30, 2018 there were outstanding warrants totaling 2,000,000 common shares (Notes 12).

Income taxes

The Company’s income tax expense, deferred tax assets and liabilities and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid. The Company is subject to income taxes in both the U.S., Canada, and China jurisdictions during the year ended April 30, 2018. Significant judgments and estimates by management are required in determining the consolidated income tax expense assessment.

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

The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across its global operations. Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. Except as noted below, management is not aware of any such changes that would have a material effect on the Company’s results of operations, cash flows or financial position.

A tax benefit from an uncertain tax position may only be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.

The Company adjusts its tax liabilities when its judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from its current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined.

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

Comprehensive loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at April 30, 2018, the Company has items that represent a comprehensive income (loss) and, therefore, has included a schedule of comprehensive loss in the financial statements.

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

Reclassifications

Certain reclassifications have been made to prior periods’ financial information to conform to the April 30, 2018 presentation.

Recently Enacted Accounting Standards

The company does not expect the adoption of any recent accounting standards to have a material impact on its financial statements except for:

In February 2016, the FASB issued an ASU amending the accounting for leases. The new guidance requires the recognition of lease assets and liabilities for operating leases with terms of more than 12 months, in addition to those currently recorded, on the Company’s consolidated balance sheets. Presentation of leases within the consolidated statements of operations and consolidated statements of cash flows will be generally consistent with the current lease accounting guidance. The ASU is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. The Company to adopt this ASU beginning in the quarter ending April 30, 2019. It is currently evaluating the impact on its consolidated financial statements, primarily to the consolidated balance sheets and related disclosures.

In February 2018, the FASB issued guidance to address the income tax accounting treatment of the tax effects within other comprehensive income due to the enactment of the Tax Cuts and Jobs Act (the “Act”). This guidance allows entities to elect to reclassify the tax effects of the change in the income tax rates from other comprehensive income to retained earnings. The guidance is effective for periods beginning after December 15, 2018 although early adoption is permitted.

In March 2018, the FASB issued ASU 2018-05: “Income Taxes (Topic 740)-Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118”. The amendments in this ASU add various SEC paragraphs pursuant to the issuance of SEC Staff Accounting Bulletin No. 118, which expresses the view of the staff regarding application of Topic 740, Income Taxes, in the reporting period that includes December 22, 2017 - the date on which the Tax Cuts and Jobs Act was signed into law. The Company has performed evaluation and concluded there is no significant impact on its consolidated financial position and results of operations.

4.	Non-current advanced payments

Advanced payments as of April 30, 2018 of $30,847 represented the amount Guizhou Tongren paid in advance for finishing and furnishing its office space over the amounts due in according to the agreements with the vendors.

5.	Deferred cost

Deferred cost totaling $350,146 as of April 30, 2018 represented the deferred cost for leased office space in Tongren City, Guizhou Province, China, acquired by the Company.

On December 13, 2017, the Company acquired 100% of the equity interest in Guizhou Tongren for consideration of 17,181,769 common shares of the Company, the fair value of which is $343,635 based on the Company’s stock price of $0.02 at December 13, 2017. Guizhou Tongren was recently set up and did not have any operations or assets, except for a rental-preferential lease of an office building in Tongren City, Guizhou Province, China. The major purpose of the acquisition was to acquire the lease right. Therefore, the Company accounted for the transaction as an asset acquisition. The $343,635 fair value of the Company’s common shares on the acquisition date and the net liabilities of $20,517 of Guizhou Tongren assumed by the Company were accounted for as the cost to acquire the lease, and will be amortized over the remaining lease term of 117 months. Amortization of the deferred cost for the year ended April 30, 2018 was $14,006.

6.	Construction in process

Construction in process of $1,538,316 as of April 30, 2018 represented the cost incurred in the design, material purchasing and internal construction of the building and facilities Guizhou Tongren leased for its future operation. The construction has not been completed and no depreciation recorded as of April 30, 2018.

7.	Other current liabilities

Other current liabilities are non-interest bearing, unsecured, and have settlement dates within one year.

	April 30,	April 30,
	2018	2017
Payable for construction in process	$1,081,532	$-
Loan from a third party	32,916	-
Professional and listing fee	68,382	-
Others	568	-

Total	$1,183,398	$-

Loan from a third party of $32,916 represented the loan from a former 80% equity owner of Guizhou Tongren and then 8% shareholder of the Company after the Share Exchange made to Guizhou Tongren. The shareholder transferred the Company’s shares to others and was not related to the Company as of April 30, 2018.

8.	Long-term loan

On March 26, 2018, the Company entered into a Credit Loan Agreement with Shenzhen Dongyang, as lender, the Company as guarantor and Guizhou Tongren as borrower, pursuant to which the Company agreed to guaranty payment of the indebtedness under a loan facility providing Guizhou Tongren with advances for up to $25 million. Advances under the loan facility bear interest at the rate of 10% per annum. The loan facility has a term of five years. As of April 30, 2018, Guizhou Tongren has requested and received a total amount of $489,631 and no repayment is required until the end of the loan term. Interest expenses on the loan was $12,472 during the year ended April 30, 2018 and $12,662 is payable by the end of September 2018.

9.	Long-term liabilities

Long-term liabilities of $53,671 as of April 30, 2018 represented rentals expenses Guizhou Tongren accrued accumulatively for the office building it leased. The lease term is 10 years from September 18, 2017 with annual rental of approximately $171,750 (RMB1,087,380). Rentals for the first 5 years are waived by the leaser, and Guizhou Tongren is expected to pay the rental from September 18, 2022.

10.	Due to related parties and related party transactions

Amount due to related parties:

	April 30	April 30
	2018	2017
Hassan Salari	$-	$851,787
Team Youn	$20,503	$-
Weitao Wang	$171,485	$-
Total	$191,988	$851,787

During the year ended April 30, 2018, the Company sold its wholly owned subsidiary, Eternity BC, and certain intellectual property owned by the Company to Dr. Hassan Salari the president, chief executive officer and director of the Company at  the time for approximately $USD 79,590 ($100,000 Canadian Dollars (the “CAD”) and off-set the payables to Dr. Salari.

During the year ended April 30, 2018, the Company issued 82,946,800 shares of common stock to Team Youn, the Company’s major shareholder, upon conversion of $CAD 1,063,966 of related party debt (approximately $USD 829,468, 1 CAD to 0.7796 USD) at a conversion price of $0.01 per share.

In addition, the Company received $171,485 in additional cash loans from Mr. Weitao Wang, President, Chief Executive Officer and Chief Financial Officer of the Company. Total related party payable as of April 30, 2018 was $191,988 non-interest-bearing, unsecured with no fixed terms of repayment.

During the year ended April 30, 2018, the Company recorded interest expense of $25,046 with regard to the related party loans. The interest-bearing loan was fully repaid as of April 30, 2018.

During the year ended April 30, 2018, a former 80% equity owner of Guizhou Tongren and then 8% shareholder of the Company after the Share Exchange made a loan of $32,916 to Guizhou Tongren. The shareholder transferred the Company’s shares to others and was not related the Company as of April 30, 2018.

During the year-ended April 30, 2017, the Company received $98,906 in additional cash loans from related parties of the Company and made repayments to related parties of $188,733. Total related party notes payable as of April 30, 2017 were $851,787. $658,617 ($900,000 CAD) of this balance is interest bearing at 5% per year on the principle balance, unsecured and has no fixed terms of repayment. As of April 30, 2017, the excess over $900,000 CAD is a non-interest bearing balance, unsecured with no fixed terms of repayment. During the year-ended April 30, 2017, the Company recorded interest expense of $34,240 with regard to the outstanding related party loans.

11.	Capital stock

Authorized

The total authorized capital as of April 30, 2018 is 1,000,000,000 common shares with a par value of $0.001 per common share, and 10,000,000 preferred shares with a par value of $0.001 per preferred share.

January 2018 share issuance

On January 16, 2018, the Company completed the issuance of 17,181,769 common shares to Guizhou Tongren’s stock holders pursuant to its arrangement with Guizhou Tongren and its shareholders, pursuant to which the Company acquired all the issued and outstanding stocks of Guizhou Tongren. The Company accounted for this purchase as an asset acquisition.

On January 16, 2018, the Company issued 82,946,800 shares of common stock to Team Youn upon conversion of $CAD 1,063,966 (approximately $USD 829,468, 1 CAD to 0.7796 USD) at a conversion price of $0.01 per share, according to the Debt Conversion Agreement entered by the Company and Team Youn in December 2017.

During the year-ended April 30, 2017, the Company issued 4,500,000 common shares in exchange for consulting services provided at an estimated fair value of $ 267,000, and cash consideration of $25,000.

12.	Warrants

During the year ended April 30, 2017, the Company granted 2,000,000 warrants for services. The fair value of the stock warrants granted was estimated at $119,649 on the date granted using the Black-Scholes pricing model, with the following assumptions used for the valuation: exercise price of $0.001 per share, average risk-free interest rate of 0.573%, expected dividend yield of zero, expected lives of three years and an average expected volatility of 247.04%. During the year ended April 30, 2018, $0 expense was recognized by the Company since all services were performed before April 30, 2017.

A summary of the status of the Company’s warrants as of April 30, 2018 is presented below:

Number of
warrants
Warrants as at April 30, 2017	2,000,000
Warrants granted	-
Exercised, forfeited or expired	-
Outstanding at April 30, 2018	2,000,000
Exercisable at April 30, 2018	2,000,000

The following table summarizes information about the warrants as of April 30, 2018:

	Warrants outstanding			Warrants exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life (in years)	Weighted average exercise price	Number exercisable	Weighted average exercise price

$0.001	2,000,000	1.58	$0.001	2,000,000	$0.001

13.	Stock options

During the fiscal year ended April 30, 2013, the Company granted 200,000 stock options for services. The fair value of the stock options granted was estimated on the date granted using the Black-Scholes pricing model, with the following assumptions used for the valuation: exercise price of $0.55 per share, average risk- free interest rate of 0.79%, expected dividend yield of zero, expected lives of five years and an average expected volatility of 2.99%. During the year ended April 30, 2018 and 2017, the Company recognized expense of $0 related to options that vested, respectively.

As of April 30, 2018, the 200,000 stock options had expired prior to exercise. During the year ended April 30, 2018, the Company issued no new stock options.

A summary of the status of the Company’s stock options as of April 30, 2018 is presented below:

Number of
Shares
Balance of stock options as at April 30, 2017	200,000
Options granted	-
Exercised, forfeited or expired	(200,000)
Outstanding at April 30, 2018	-
Exercisable at April 30, 2018	-

14.	Taxation

a)	Enterprise Income Taxes

The Company was incorporated in Nevada, United States of America and it is a holding company and does not conduct any substantial operation on its own. The Company does not provide for U.S. taxes or foreign withholding taxes on undistributed earnings from its non-U.S. subsidiaries because such earnings are intended to be reinvested indefinitely. If undistributed earnings were distributed, foreign tax credits could become available under current law to reduce the resulting U.S. income tax liability.

The U.S. tax Act known as the Tax Cuts and Jobs Act (the “2017 Act”) signed on December 22, 2017 may have changed the consequences to U.S. shareholders that own, or are considered to own, as a result of the attribution rules, 10% or more of the voting power or value of the stock of a non-U.S. corporation (a “10% U.S. shareholder”) under the U.S. Federal income tax law applicable to owners of U.S. controlled foreign corporations (“CFCs”). The Company believes there will be no such impact for 2017 Act for the year ended April 30, 2018 as the Company’s foreign subsidiaries do not have positive cumulative earnings and profits as of April 30, 2018.

Trillion Enterprise is incorporated in the BVI. Under the current law of the BVI, Trillion Enterprise is not subject to tax on income or capital gains. Additionally, if dividends are paid by Trillion Enterprise to its shareholders, no BVI withholding tax will be imposed.

HK Trillion is incorporated in Hong Kong and does not conduct any substantial operations of its own. No provision for Hong Kong profits tax has been made in the consolidated financial statements as HK Trillion both have no assessable profits for the year ended April 30, 2018.

Guizhou Tongren, incorporated in the PRC, is governed by the income tax law of the PRC and is subject to PRC enterprise income tax (“EIT”).

Effective from January 1, 2008, the EIT rate of PRC is 25%, and applies to both domestic and foreign invested enterprises. The effective tax rate of the Company approximates the applicable statutory rate of 25% for the year ended April 30, 2018.

The components of the income tax expenses (benefit) for continuing operations for the years ended April 30, 2018 and 2017 are as follows:

	Year ended	Year ended
	April 30, 2018	April 30, 2017
Current income tax benefit- continuing operation	$4,864	$-
Deferred income tax provision- continuing operation	-	-
Total income tax benefit /(expense)-continuing operation	$4,864	$-

Reconciliation of the income tax expenses for continuing operations at the U.S. statutory EIT rate for the years ended April 30, 2018 and 2017 and the Company’s effective income tax rate is as follows:

	For the years ended April 30,
	2018	2017

U.S. statutory tax rate	29.73%	34.00%
Foreign tax rate difference	(1.04)%	(5.76)%
Deferred tax assets written-off of disposed entity	(13.58)%	0.00%
Valuation allowance change of disposed entity	15.02%	0.00%
Expired Net Operating Loss due to ownership change	(249.12)%	0.00%
Deferred tax assets change due to tax reform	(9.50)%	0.00%
Change of valuation allowance	229.93%	(5.00)%
Effective tax rate	1.44%	0.00%

A blended statutory tax rate of 29.73% was used for the year ended April 30, 2018 with 34% for May 1, 2017 to December 31, 2017, and 21% for January 1, 2018 to April 30, 2018 for the change in the U.S. federal tax rate under tax reform.

a)	Deferred Tax

The Company follows ASC 740, “Income Taxes”, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates, applicable to the periods in which the differences are expected to affect taxable income. The Company’s U.S. deferred tax assets have been remeasured using the new statutory rate of 21%. Deferred tax assets were $70,411 and $867,581 as of April 30, 2018 and 2017, respectively, which were from the Company and its subsidiaries’ net operating losses. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences and carry forwards become deductible or are utilized. As of April 30, 2018 and 2017, based upon the level of historical taxable losses, valuation allowances of $70,411 and $867,581, respectively, were recorded to fully offset deferred tax assets. The valuation allowance decreased $797,170 during the year ended April 30, 2018 and increased $422,495 during the year ended April 30, 2017, respectively.

As of April 30, 2018, the Company had net operating loss carry forwards for federal income tax purposes of approximately $246,981 which will expire in 2038. The Company’s federal net operating losses is subject to annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under section 382 of the Internal Revenue Code, or the IRC, of 1986, as amended. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or future tax liabilities. The Company has undergone an ownership change defined under IRC Section 382(a) in August 23, 2017. However, since the Company has discontinued its former business coinstantaneous with the change in the ownership, it has forgone accounting for all its carried forward federal losses incurred prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years.

As of April 30, 2018, the Company had net operating loss carry forwards of $74,179 from China subsidiary Guizhou Tongren which begin to expire in 2022.

The Company maintains a full valuation allowance on its net deferred tax assets. Based upon a review of the sources of income, the Company determined that the negative evidence outweighed the positive evidence and that a full valuation allowance on its net deferred tax assets will be maintained.

There were no uncertain tax positions as of April 30, 2018 and 2017, and the Company does not believe that this will change over the next twelve months. The Company is subject to U.S. federal income taxes with 3 years statute of limitation. According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitations is extended to five years under special circumstances, where the underpayment of taxes is more than RMB 100,000. In the case of transfer pricing issues, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion. According to Hong Kong Inland Revenue Department, the statute of limitation is six years if any company chargeable with tax has not been assessed or has been assessed at less than the proper amount, the statute of limitation is extend to 10 years if the underpayment of taxes is due to fraud or willful evasion. For year ended April 30, 2018, the Company did not have any material interest or penalties associated with tax positions. Tax years from 2017 forward remain open to examination due to carryover of net operating losses for both the Company and Guizhou Tongren. The Company is not currently under examination by an income tax authority, nor has been notified that an examination is contemplated. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expenses and penalties as operating expenses.

15.	Discontinued operations

On August 23, 2017, the Company disposed of its intellectual property and its subsidiary, Eternity BC. The following table presents summarized financial information related to the discontinued operations:

April 30,
2017
Assets
Current assets
Cash and cash equivalents	$148,119
Prepaid expenses	24,320
GST/HST receivable	1,258
Inventory	30,283

Total assets from discontinued operations	203,980
Liabilities
Current liabilities
Accounts payable and accrued liabilities	128,607
Total liabilities from discontinued operations	$128,607

	For the years ended
	April 30, 2018	April 30, 2017
Sales
Product sales	$-	$2,733
Cost of goods sold	-	1,051
Gross margin	-	1,682
Operating Expenses
General and administrative	-	55,615
Research and development	-	28,851
Salaries	28,747	140,828
Impairment of inventory	55,210	-
Total operating expenses	83,957	225,294

Interest income	-	614

Gain on sale of intellectual property	31,836	-
Gain on disposition of needle-less injection device business	22,475	-
Foreign exchange gain	52,809	-
Gain on disposition of discontinued operations before income taxes	107,120	-

Provision for income taxes on discontinued operations and disposition	(4,864)	-

Net income/(loss) from and on sale of discontinued operations	$18,299	$(222,998)

The Company obtained $107,120 gain on the discontinued operations before income taxes which was derived from gain on sales of intellectual property of $31,836, gain on the disposal of needle-less injection device business of $22,475, and foreign exchange gain of $52,809.

16.	Supplemental cash flow information

During the years ended April 30, 2018 and 2017, the Company conducted the following non-cash transactions:

	For the years ended
	April 30, 2018	April 30, 2017
Related party payable exchanged for intellectual property and shares of subsidiary	$79,590	$-
Conversion of debt into common stock	829,468	-
Common stock issued to acquire Guizhou Tongren’s lease	343,635	-
Liabilities assumed by acquiring Guizhou Tongren’s lease	20,517	-
Addition of construction in progress financed by other payables	1,081,532	-
Common stock and warrants issued for services	$-	$386,649

17.	Commitments

Operating lease commitments

Guizhou Tongren entered an operating lease agreement in September 2017 principally for its office space in Mainland China expiring in September 2027. Rental is waived for the first 5 years from September 2017 to September 2022. The Company accounted for the rental expense as total lease payments under the lease agreement on a straight-line basis over the lease term. Rental expense under operating leases for the year ended April 30, 2018 was $52,867.

The future payments for operating leases as of April 30, 2018 are as follows:

Amount
US$
For the fiscal year ending April 30,
2019	-
2020	-
2021	-
2022	-
2023	107,342
2024 and thereafter	751,392

Total minimum payment required	858,734

Capital expenditure commitments

Since acquired by the Company, Guizhou Tongren has entered a series of agreements for the finishing of the office building and purchase of equipment for its planned business operations. As of April 30, 2018, the Company had the following payment commitments pursuant to capital expenditure agreements:

Amount
US$
For the fiscal year ending April 30,
2019	2,349,920
2020	108,697
2021	11,830
2022	-
2023	-
2024 and thereafter	-

Total minimum payment required	2,470,447

18.	Subsequent Event

The Company has performed an evaluation of subsequent events through the date the financial statements were issued, and has determined that there are no other events that are material to the financial statements except for those have been discussed below.

On May 10, 2018, Guizhou Tongren entered into a Procurement Consignation Agreement with Shenzhen Dongyang and consigned Dongyang Medical to procure a series of medical equipment in total amount of approximately $31.36 million (RMB 198.57 million) that Guizhou Tongren will need to carry out its planned cell storage, transformation and application service business. Pursuant to the agreement, Guizhou Tongren shall pay the purchasing price to Dongyang Medical within 5 years after the equipment is accepted by Guizhou Tongren. Any unpaid balances will bear 10% interest annually from the date of acceptance, and the interest is payable every 6 months.

On June 21, 2018, Guizhou Tongren received RMB2 million (approximately $315,891) subsidy for Guizhou Tongren facility building fitment from Tongren Hi-tech Industrial Development Zone Management Committee (the “Management Committee”).

On June 25, 2018, Guizhou Tongren made in aggregate RMB1.64 million (approximately $259,031) loans to 2 third-party Companies. The loans’ term is 3-month and bear 12% per annum interest.