Form 10-Q
period 2018-07-31
ETERNITY HEALTHCARE INC.
filed 2018-09-14
CIK 1437822

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2018

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B)  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of September 10, 2018, we had outstanding 171,058,437 shares of common stock.

i

Forward-Looking Statements

This quarterly report on Form 10-Q and other reports filed by our company from time to time with the United States Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements (collectively the “Filings”) and information that are based upon beliefs of, and information currently available to, our company’s management as well as estimates and assumptions made by our company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are predictions and speak only as of the date made. When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to our company or our company’s management identify forward-looking statements. Such statements reflect the current view of our company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of our company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2018, relating to our company’s industry, our company’s operations and plan of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Eternity Healthcare Inc.

Condensed Consolidated Balance Sheets

(Expressed in U.S. Dollars)

	July 31, 2018	April 30, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,612	$21,908
Deferred cost - current portion (Note 6)	37,349	37,349
Other current assets (Note 4)	116,123	17,970
Total current assets	163,084	77,227

Non-current advanced payments (Note 5)	28,638	30,847
Deferred cost - long-term portion (Note 6)	303,460	312,797
Construction in process (Note 7)	2,224,433	1,538,316
Total assets	$2,719,615	$1,959,187

Liabilities
Current liabilities:
Interest payable (Note 9)	$23,213	$12,662
Due to related parties (Note 11)	243,167	191,988
Other current liabilities (Note 8)	1,780,801	1,183,398
Total current liabilities	2,047,181	1,388,048

Long-term loan (Note 9)	454,578	489,631
Long-term liabilities (Note 10)	363,037	53,671
Total liabilities	2,864,796	1,931,350

Commitments (Note 17)

Shareholders’ equity
Preferred stock – Authorized 10,000,000 shares, par value $0.001, 0 shares issued and outstanding at July 31, 2018 and April 30, 2018	-	-
Common stock - Authorized 1,000,000,000 shares at July 31, 2018 and April 30, 2018, par value $ 0.001, issued and outstanding 171,058,437 shares at July 31, 2018 and April 30, 2018, respectively	171,058	171,058
Additional paid-in capital	3,019,715	3,019,715
Accumulated other comprehensive income/(loss)	6,650	(1,128)
Accumulated deficit	(3,342,604)	(3,161,808)

Total shareholders’ (deficit)/equity	(145,181)	27,837

Total liabilities and shareholders’ equity	$2,719,615	$1,959,187

The accompanying notes are an integral part of these condensed consolidated financial statements.

Eternity Healthcare Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. Dollars)

	For three months ended July 31,
	2018	2017
	(Unaudited)	(Unaudited)

Sales	$-	$-
Cost of goods sold	-	-
Gross margin	-	-

Operating Expenses:
General and administrative	182,692	14,691
Total operating expenses	182,692	14,691
Loss from operations	(182,692)	(14,691)

Other expenses:
Interest income/(expense)	1,896	(8,737)
Loss from continuing operations before income taxes	(180,796)	(23,428)
Income tax expense (Note 15)	-	-
Loss from continuing operations	(180,796)	(23,428)

Loss from discontinued operations (Note 16)	-	(83,957)

Net loss	$(180,796)	$(107,385)

Other comprehensive income/(loss) – Foreign currency translation	7,778	(88,390)

Comprehensive loss	$(173,018)	$(195,775)

Net loss per share - basic and diluted
Continuing Operations	$(0.001)	$(0.000)
Discontinued operations	-	(0.001)
Total	$(0.001)	$(0.001)

Weighted average number of common shares Outstanding - basic and diluted	171,058,437	70,929,868

The accompanying notes are an integral part of these condensed consolidated financial statements

Eternity Healthcare Inc.

Condensed Consolidated Statements of Cash Flows

(Expressed in U.S. Dollars)

	For three months ended July 31,
	2018	2017
	(Unaudited)	(Unaudited)
Operating activities
Net loss	$(180,796)	$(107,385)
Loss from discontinued operations, net of income taxes	-	83,957
Net loss for the period from continuing operations	(180,796)	(23,428)
Adjustments to reconcile to net loss to net cash used in continuing operating activities
Amortization of deferred cost	9,337	-
Interest expense for related party loan	-	11,250
Changes in operating assets and liabilities:
Other current assets	(5,850)	-
Other current liabilities	70,369	28
Long-term liabilities	327,726	-
Net cash provided by/(used in) operating activities of continuing operations	220,786	(12,150)
Net cash used in operating activities of discontinued operations	-	(22,389)
Net cash provided by/(used in) operating activities	220,786	(34,539)

Investing activities
Credit loan made to third-party borrowers	(256,237)	-
Repayment from credit loan borrower	158,038	-
Payments for construction cost	(153,435)	-
Net cash used in investing activities of continuing operations	(251,634)	-
Net cash used in investing activities	(251,634)	-

Financing activities
Repayment of a loan from a third party loan	(31,976)	-
Proceeds from related party loans	51,179	-
Net cash provided by financing activities of continuing operations	19,203	-
Net cash provided by financing activities	19,203	-

Effect of exchange rate changes on cash	(651)	(10,123)
Net decrease in cash	(12,296)	(44,662)
Cash, beginning of period – continuing operations	21,908	-
Cash, beginning of period – discontinued operations	-	148,119
Cash, end of period – continuing operations	9,612	-
Cash, end of period – discontinued operations	$-	$103,457

Supplementary Information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-
Supplementary Disclosure of Non-Cash Transaction
Construction in process from payables to vendors	$1,656,200	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

Eternity Healthcare Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

July 31, 2018

(Expressed in U.S. Dollars)

1.	Nature and continuance of operations

Eternity Healthcare Inc. (the “Company”) was incorporated under the laws of the State of Nevada on October 24, 2007 under the name Kid’s Book Writer, Inc. On September 23, 2010, the Company changed its name to Eternity Healthcare Inc.

In August, 2017, the owners of 53,933,373 shares, representing approximately 76.04% of the Company’s outstanding shares of common stock, including the president, chief executive officer and director of the Company, sold their shares to Team Youn Bio Medicine International Corp. Limited, a China based company (“Team Youn”). Contemporaneously, the Company disposed of its intellectual property and its subsidiary, Eternity BC to Dr. Hassan Salari, former President and Chief Executive Officer of the Company (“Dr. Salari”). The Company received gross proceeds of USD$31,836 ($40,000 CAD) in relation to the intellectual property and USD$47,754 ($60,000 CAD) for the shares of the subsidiary. The proceeds were paid by a reduction in the amount owed to Dr. Salari. Upon the completion of this disposal, the Company shifted its business focus from medical devices and diagnostics to cell storage, transformation and application services.

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

The Company and its subsidiary HK Trillion entered into a share exchange agreement (the “Exchange Agreement”) dated December 13, 2017, with Guizhou Tongren Healthy China Biotechnology Co. Ltd. (“Guizhou Tongren”), a company formed in China on September 15, 2017, and its equity holders. Pursuant to the Exchange Agreement, in exchange for an aggregate of 17,181,769 shares of the common stock of the Company, Guizhou Tongren Healthy China Biotechnology Co. Ltd. became a wholly-owned subsidiary of HK Trillion. The Company immediately took control of Guizhou Tongren upon execution of the Exchange Agreement. Guizhou Tongren was newly formed and had no operation or material assets other than a lease. The Company accounted for the transaction as asset acquisition on the date of the Exchange Agreement.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. From December 2010 through August 2017, the Company had been engaged in offering a range of medical devices and diagnostics. Since August 2017 the Company has been engaged in constructing a stem cell facility. The Company has not generated positive cash flows from operations. Through July 31, 2018, the Company has incurred accumulated losses of $3,342,604 and as of July 31, 2018, the Company had $9,612 of cash and negative working capital of $1,884,097, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s operating results for future periods are subject to numerous uncertainties and it is uncertain if the Company will be able to reduce or eliminate its net losses for the foreseeable future. If management is not able to increase revenue and/or manage operating expenses in line with revenue forecasts, the company may not be able to achieve profitability.

Successful completion of the Company’s infrastructure for cell storage, transformation and application services, and its transition to attaining profitable operations, are dependent upon obtaining additional financing. The Company continues to have ongoing obligations and it expects that it will require additional capital in order to execute its longer-term business plan. If the Company encounters unforeseen circumstances that place constraints on its capital resources, management will be required to take various measures to conserve liquidity, which could include, but not necessarily be limited to, seeking financial support from shareholders, curtailing the Company’s business development activities, suspending the pursuit of its business plan, controlling overhead expenses and seeking to further dispose of non-core assets. Management cannot provide any assurance that the Company will raise additional capital if needed.

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

Basis of presentation

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The interim financial information should be read in conjunction with the Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2018, filed with the SEC on August 6, 2018.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair presentation of the Company’s consolidated financial position as of July 31, 2018, its consolidated results of operations for the three months ended July 31, 2018 and cash flows for the three months ended July 31, 2018, as applicable, have been made. Operating results for the three months period ended July 31, 2018 are not necessarily indicative of the operating results that may be expected for the year ending April 30, 2019 or any future periods.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Eternity BC until the date of sale August 23, 2017. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Trillion Enterprises and HK Trillion since October 16, 2017 and include Guizhou Tongren since December 13, 2017. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements were as follows:

	July 31, 2018	April 30, 2018
	(Unaudited)
Balance sheet items, except for equity accounts	0.1466	0.1579

Three months ended July 31, 2018
(Unaudited)
Items in the statements of operations and comprehensive loss	0.1534

The exchange rates used to translate amounts in CAD into U.S. Dollars for the purposes of preparing the consolidated financial statements were as follows:

Three months ended July 31, 2017
(Unaudited)
Items in the statements of operations and comprehensive loss	0.7770

Fair value

The carrying value of the Company’s financial instruments approximate their fair values because of the short-term maturity of these financial instruments.

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

Currency risk

The Company’s operating expenses are primarily incurred in Renminbi (“RMB”) after the acquisition of Guizhou Tongren. Fluctuation of the Renminbi in relation to the United States dollar will have an impact upon the profitability of the Company and may also have an effect on the value of the Company’s assets. The Company has not entered into any agreements or purchased any instruments to hedge possible currency risk. At July 31, 2018, 1 United States dollar was equal to 6.8195 Renminbi.

Basic and diluted net income/(loss) per share

The Company computes net income/(loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. For the three months ended July 31, 2018 and 2017, the diluted loss per share calculation for continuing and discontinued operations did not include warrants to purchase up to 2,000,000 shares of the Company’s common stock, because their effect was anti-dilutive, as the Company incurred a loss for the periods. As at July 31, 2018 there were outstanding warrants totaling 2,000,000 common shares (Notes 12).

Income taxes

The Company’s income tax expense, deferred tax assets and liabilities and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid. The Company is subject to income taxes in the U.S., Canada, and China jurisdictions. Significant judgments and estimates by management are required in determining the consolidated income tax expense assessment.

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

On December 22, 2017, the 2017 Tax Act (the “Act”) was passed in the United States. Due to the significant complexity of the Act, the Securities Exchange Commission has issued Staff Accounting Bulletin 118 (“SAB 118”) to provide companies additional time to analyze and report the effects of tax reform. Under SAB 118, companies are required to record those items where analysis is complete, include reasonable estimates and label them as provisional where analysis is incomplete, and if reasonable estimates cannot be made, record items under the previous tax law. Companies are required to have their analysis completed within one year. We have not completed our analysis for the tax effects related to the Act; however, we have made a reasonable estimate and have recorded income tax expenses associated with our gain on discontinued operations and dispositions and the income tax benefit from our continuing operating loss accordingly. Future adjustments will be recorded through current tax expense in the fiscal year of 2019 in which the analysis is completed.

Comprehensive loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at July 31, 2018, the Company has items that represent a comprehensive income/(loss) and, therefore, has included a schedule of comprehensive loss in the financial statements.

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

Recently Enacted Accounting Standards

The company does not expect the adoption of any recent accounting standards to have a material impact on its financial statements.

4.	Other current assets

Other current assets are non-interest bearing, unsecured, and have settlement dates within one year.

	July 31,	April 30,
	2018	2018
	(Unaudited)
Loans to other companies	$93,849	$-
Rental deposits	14,708	15,842
Interest receivable	1,099	-
Others	6,467	2,128

Total	$116,123	$17,970

During the three months ended July 31, 2018, Guizhou Tongren made in aggregate RMB1.67 million (approximately $256,237) loans to three third-party companies to earn interest.  The loans have a term of 3-month and bear interest of 12% per annum. RMB1.03 million (approximately $158,038) was repaid before July 31, 2018. The loans generated $1,887 interest income during the three months ended July 31, 2018, and Guizhou Tongren received $738 during the period.

5.	Non-current advanced payments

Advanced payments as of July 31, 2018 of $28,638 and April 30, 2018 of $30,847 represented the amount Guizhou Tongren paid in advance for finishing and furnishing its office space over the amounts due according to the agreements with the vendors.

6.	Deferred cost

Deferred cost totaling $340,809 as of July 31, 2018 and $350,146 as of April 30, 2018 represented the deferred cost for leased office space in Tongren City, Guizhou Province, China, acquired by the Company.

On December 13, 2017, the Company acquired 100% of the equity interest in Guizhou Tongren for consideration of 17,181,769 common shares of the Company, the fair value of which is $343,635 based on the Company’s stock price of $0.02 at December 13, 2017. Guizhou Tongren was recently set up and did not have any operations or assets, except for a rental-preferential lease of an office building in Tongren City, Guizhou Province, China. The major purpose of the acquisition was to acquire the lease right. Therefore, the Company accounted for the transaction as an asset acquisition. The $343,635 fair value of the Company’s common shares on the acquisition date and the net liabilities of $20,517 of Guizhou Tongren assumed by the Company were accounted for as the cost to acquire the lease, and will be amortized over the remaining lease term of 117 months. Amortization of the deferred cost for the three months ended July 31, 2018 was $9,337.

7.	Construction in process

Construction in process of $2,224,433 as of July 31, 2018 and $1,538,316 as of April 30, 2018 represented the cost incurred in the design, material purchasing and internal construction of the building and facilities Guizhou Tongren leased for its future operation. The construction has not been completed and no depreciation was recorded as of July 31, 2018.

8.	Other current liabilities

Other current liabilities are non-interest bearing, unsecured, and have settlement dates within one year.

	July 31,	April 30,
	2018	2018
	(Unaudited)
Payable for construction in process	$1,656,200	$1,081,532
Loan from a third party	-	32,916
Professional and listing fee	122,232	68,382
Others	2,369	568

Total	$1,780,801	$1,183,398

Loan from a third party of $32,916 as of April 30, 2018 represented the loan from a former 80% equity owner of Guizhou Tongren and then 8% shareholder of the Company after the Share Exchange made to acquire Guizhou Tongren. The shareholder transferred the Company’s shares to others and was not related to the Company as of April 30, 2018. The amount was repaid by Guizhou Tongren during the three months ended July 31, 2018.

9.	Long-term loan

On March 26, 2018, the Company entered into a Credit Loan Agreement with Shenzhen Dongyang, as lender, the Company as guarantor and Guizhou Tongren as borrower, pursuant to which the Company agreed to guaranty payment of the indebtedness under a loan facility providing Guizhou Tongren with advances for up to $25 million. Advances under the loan facility bear interest at the rate of 10% per annum. The loan facility has a term of five years. As of July 31, 2018 and April 30, 2018, Guizhou Tongren has requested and received a total amount of $454,578 and $489,631, respectively, and no repayment is required until the end of the loan term. Interest expenses on the loan was $11,989 during the three months ended July 31, 2018 and $23,213 is payable by the end of September 2018.

10.	Long-term liabilities

	July 31,	April 30,
	2018	2018
	(Unaudited)
Accrued rental expenses	$69,760	$53,671
Deferred income - grant incentives	293,277	-

Total	$363,037	$53,671

Long-term liabilities of $69,760 as of July 31, 2018 and $53,671 as of April 30, 2018 represented rent expense Guizhou Tongren accrued accumulatively for the office building it leased. The lease term is 10 years from September 18, 2017 with annual rental of approximately $171,750 (RMB1,087,380). Rentals for the first 5 years are waived by the lessor, and Guizhou Tongren is expected to pay the rental from September 18, 2022.

In conjunction with the construction of Guizhou Tongren facility (Note 7), Guizhou Tongren applied for various incentives and grants from Tongren Hi-tech Industrial Development Zone Management Committee (the “Management Committee”).  Such grants and incentives are required to be used for leasehold improvements of the facility in Tongren, China. During three months ended July 31, 2018, Guizhou Tongren received RMB2 million (approximately $293,277). Grant amounts received are included in the balance sheet as deferred income and are recognized as income over the useful life of the related assets upon placing such assets into service.

11.	Due to related parties and related party transactions

Amount due to related parties:

	July 31,	April 30,
	2018	2018
	(Unaudited)
Team Youn	$20,503	$20,503
Weitao Wang	$222,664	$171,485
Total	$243,167	$191,988

During the three months ended July 31, 2018, the Company received $51,179 in cash loans from Mr. Weitao Wang, President, Chief Executive Officer and Chief Financial Officer of the Company. Total related party payables as of July 31, 2018 was $243,167 non-interest-bearing, unsecured with no fixed terms of repayment.

During the three months ended July 31, 2017, the Company recorded interest expense of $8,737 with regard to related party loans then outstanding. These interest-bearing loans were fully repaid as of April 30, 2018.

During the year ended April 30, 2018, a former 80% equity owner of Guizhou Tongren and then 8% shareholder of the Company after the Share Exchange, made a loan of $32,916 to Guizhou Tongren. The shareholder transferred the Company’s shares to others and was not related the Company as of April 30, 2018. The loan was repaid during the three months ended July 31, 2018.

12.	Capital stock

Authorized

The total authorized capital as of July 31, 2018 is 1,000,000,000 common shares with a par value of $0.001 per common share, and 10,000,000 preferred shares with a par value of $0.001 per preferred share.

13.	Warrants

During the year ended April 30, 2017, the Company granted 2,000,000 warrants for services. The fair value of the stock warrants granted was estimated at $119,649 on the date granted using the Black-Scholes pricing model, with the following assumptions used for the valuation: exercise price of $0.001 per share, average risk-free interest rate of 0.573%, expected dividend yield of zero, expected lives of three years and an average expected volatility of 247.04%. During the three months ended July 31, 2018 and 2017, $0 expense was recognized by the Company since all services were performed before April 30, 2017.

A summary of the status of the Company’s warrants as of July 31, 2018 is presented below:

Number of
warrants
(Unaudited)
Warrants as at April 30, 2018	2,000,000
Warrants granted	-
Exercised, forfeited or expired	-
Outstanding at July 31, 2018	2,000,000
Exercisable at July 31, 2018	2,000,000

The following table summarizes information about the warrants as of July 31, 2018:

	Warrants outstanding			Warrants exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life (in years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
		(Unaudited)		(Unaudited)	(Unaudited)
$0.001	2,000,000	1.33	$0.001	2,000,000	$0.001

14.	Stock options

During the fiscal year ended April 30, 2013, the Company granted 200,000 stock options for services. The fair value of the stock options granted was estimated on the date granted using the Black-Scholes pricing model, with the following assumptions used for the valuation: exercise price of $0.55 per share, average risk- free interest rate of 0.79%, expected dividend yield of zero, expected lives of five years and an average expected volatility of 2.99%. During the three months ended July 31, 2018 and 2017, the Company recognized expense of $0 related to options that vested, respectively.

As of April 30, 2018, the 200,000 stock options had expired prior to exercise. During the three months ended July 31, 2018, the Company issued no new stock options.

15.	Taxation

a)	Enterprise Income Taxes

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

HK Trillion is incorporated in Hong Kong and does not conduct any substantial operations of its own. No provision for Hong Kong profits tax has been made in the consolidated financial statements as HK Trillion both have no assessable profits for the three months ended July 31, 2018.

Guizhou Tongren, incorporated in the PRC, is governed by the income tax law of the PRC and is subject to PRC enterprise income tax (“EIT”).

Effective from January 1, 2008, the EIT rate of PRC is 25%, and applies to both domestic and foreign invested enterprises. The effective tax rate of the Company approximates the applicable statutory rate of 25% for the three months ended July 31, 2018.

The components of the income tax expenses for continuing operations for the three months ended July 31, 2018 and 2017 are as follows:

Three months ended July 31,
	2018	2017
	(Unaudited)	(Unaudited)
Current income tax expenses- continuing operation	$-	$-
Deferred income tax provision- continuing operation	-	-
Total income tax expense-continuing operation	$-	$-

Reconciliation of the income tax expenses for continuing operations at the U.S. statutory EIT rate for the three months ended July 31, 2018 and 2017 and the Company’s effective income tax rate is as follows:

	Three months ended July 31,
	2018	2017
	(Unaudited)	(Unaudited)
U.S. statutory tax rate	21.00%	34.00%
Foreign tax rate difference	1.19%	0.00%
Non-deductible expenses	(1.08)%	0.00
Change of valuation allowance	(21.11)%	(34.00)%
Effective tax rate	0.00%	0.00%

b)	Deferred Tax

The Company follows ASC 740, “Income Taxes”, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates, applicable to the periods in which the differences are expected to affect taxable income. The Company’s U.S. deferred tax assets have been remeasured using the new statutory rate of 21%. Deferred tax assets were $108,573 and $70,411 as of July 31, 2018 and April 30, 2018, respectively, which were from the Company and its subsidiaries’ net operating losses. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences and carry forwards become deductible or are utilized. As of July 31, 2018 and April 30, 2018, based upon the level of historical taxable losses, valuation allowances of $108,573 and $70,411, respectively, were recorded to fully offset deferred tax assets. The valuation allowance increased $38,162 and $7,966 during the three months ended July 31, 2018 and 2017, respectively.

As of July 31, 2018, the Company had net operating loss carry forwards for federal income tax purposes of approximately $364,549 which will expire in 2038. The Company’s federal net operating losses is subject to annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under section 382 of the Internal Revenue Code, or the IRC, of 1986, as amended. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or future tax liabilities. The Company has undergone an ownership change defined under IRC Section 382(a) in August 23, 2017. However, since the Company has discontinued its former business coinstantaneous with the change in the ownership, it has forgone accounting for all its carried forward federal losses incurred prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years.

As of July 31, 2018, the Company had net operating loss carry forwards of $128,070 from China subsidiary Guizhou Tongren which begin to expire in year 2022.

The Company maintains a full valuation allowance on its net deferred tax assets. Based upon a review of the sources of income, the Company determined that the negative evidence outweighed the positive evidence and that a full valuation allowance on its net deferred tax assets will be maintained.

There were no uncertain tax positions as of July 31, 2018 and April 30, 2018, and the Company does not believe that this will change over the next twelve months. The Company is subject to U.S. federal income taxes with 3 years statute of limitation. According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitations is extended to five years under special circumstances, where the underpayment of taxes is more than RMB 100,000. In the case of transfer pricing issues, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion. According to Hong Kong Inland Revenue Department, the statute of limitation is six years if any company chargeable with tax has not been assessed or has been assessed at less than the proper amount, the statute of limitation is extend to 10 years if the underpayment of taxes is due to fraud or willful evasion. For three months ended July 31, 2018, the Company did not have any material interest or penalties associated with tax positions. Tax years from 2017 forward remain open to examination due to carryover of net operating losses for both the Company and Guizhou Tongren. The Company is not currently under examination by an income tax authority, nor has been notified that an examination is contemplated. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expenses and penalties as operating expenses.

16.	Discontinued operations

On August 23, 2017, the Company disposed of its intellectual property and its subsidiary, Eternity BC. The following table presents summarized financial information related to the discontinued operations:

	Three months ended July 31,
	2018	2017
	(Unaudited)	(Unaudited)
Sales
Product sales	$-	$-
Cost of goods sold	-	-
Gross margin	-	-
Operating Expenses
Salaries		28,747
Impairment of inventory		55,210
Total operating expenses		83,957

Provision for income taxes on discontinued operations	-	-

Net loss from discontinued operations	$-	$(83,957)

17.	Commitments

Operating lease commitments

Guizhou Tongren entered an operating lease agreement in September 2017 principally for its office space in Mainland China expiring in September 2027. Rental is waived for the first 5 years from September 2017 to September 2022. The Company accounted for the rental expense as total lease payments under the lease agreement on a straight-line basis over the lease term. Rental expense under operating leases for the three months ended July 31, 2018 was $30,193.

The future payments for operating leases as of July 31, 2018 are as follows:

Amount
(Unaudited)
For the fiscal year ending April 30,
2019	$-
2020	-
2021	-
2022	-
2023	99,657
2024 and thereafter	697,601

Total minimum payment required	$797,258

Capital expenditure commitments

Since acquired by the Company, Guizhou Tongren has entered a series of agreements for the finishing of the office building and purchase of equipment for its planned business operations. As of July 31, 2018, the Company had the following payment commitments pursuant to capital expenditure agreements:

Amount
(Unaudited)
For the fiscal year ending April 30,
2019	1,185,926
2020	102,402
2021	10,983
2022	-
2023	-
2024 and thereafter	29,117,677

Total minimum payment required	30,416,988

On May 10, 2018, Guizhou Tongren entered into a Procurement Consignation Agreement with Shenzhen Dongyang and consigned Dongyang Medical to procure medical equipment in total amount of approximately $31.36 million (RMB 198.57 million) that Guizhou Tongren will need to carry out its planned cell storage, transformation and application service business. Pursuant to the agreement, Guizhou Tongren shall pay the purchase price to Dongyang Medical within 5 years after the equipment is accepted by Guizhou Tongren. Any unpaid balances will bear 10% interest annually from the date of acceptance, and the interest is payable every 6 months.

18.	Subsequent Event

The Company has performed an evaluation of subsequent events through the date the financial statements were issued, and has determined that there are no events that are material to the financial statements except for those have been discussed below.

In August 2018, the Company’s Board of Directors adopted and obtained approval by holders of a majority of the Company’s outstanding shares of common stock of its 2018 Equity Incentive Plan (the “Plan”) authorizing the issuance of up to 10,000,000 shares of common stock pursuant to stock awards and options granted in accordance with the terms of the Plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Overview

Until the change in control described below, we were a medical device company that, subject to government approval, planned to manufacture and market medical devices. We now intend to build a cell storage, transformation and application facility in Tongren, Guizhou Province, China, which will utilize proprietary biotechnology developed by various technology providers. The Company intends to establish a facility in Tongren for the treatment of clients interested in the benefits of stem cell storage and applications, which will have a fully equipped stem cell laboratory, immune cell research room, and a genetics and gene research laboratory. It is estimated that construction of the facility, including acquisition of the equipment, and initial working capital, will require approximately $20 million. It is anticipated that the funds will be provided by a third party, pursuant to a long-term loan. Pending receipt of the proceeds of such loan, the Company will be dependent upon advances from its shareholders and their affiliates to meet its cash needs.

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

Change In Control and Sale of Subsidiary and Related Intellectual Property and Technology

In August 2017, the owners of 53,933,373 shares, representing approximately 76.04% of our outstanding shares of common stock, including the president, chief executive officer and director of our company, sold their shares to Team Youn Bio Medecine International Corp. Limited, a China based company (“Team Youn”). Contemporaneously with the sale, we sold our wholly owned subsidiary, Eternity Health Care Inc., a Canadian Federal corporation, extra-provincially registered in British Columbia (“Eternity BC”), to our former president, chief executive officer and director of our company, and assigned to him certain intellectual property and technology owned by us related to the development, testing and manufacture of our medical device needle free injection technology, together with all “know-how” and other proprietary rights of our company related thereto (the “IP Rights”) for a total purchase price of $CAD100,000 (equivalent to $USD79,590). Payment of the purchase price for the shares of the subsidiary and the IP Rights was made by crediting an equal amount against the $CAD1,163,966 ($US941,303) indebtedness owed to our former president, chief executive officer and director for advances made to pay operating expenses. Our remaining $CAD1,063,966 ($US 861,303) of indebtedness to our former president, chief executive officer and director was assigned to Team Youn.

Results of Operations

Three Months Ended July 31, 2018 Compared to Three Months Ended July 31, 2017

As a result of the transfer of Eternity BC as described above and the commencement of construction of a stem cell facility in China, the results of our historical operations are not meaningful to an assessment of the likelihood of success of our future operations. Nevertheless, set forth below is a comparison of the results of our operations (including discontinued operations) for the three months ended July 31, 2018 with those of the three months ended July 31, 2017.

	Three months ended July 31,		Diff
	2018	2017	Amount	%
	(Unaudited)	(Unaudited)
Sales	$-	$-	$-	-
Cost of goods sold	-	-	-	-
Gross margin	-	-	-	-

Operating Expenses:
General and administrative	182,692	14,691	168,001	1143.56%
Total operating expenses	182,692	14,691	168,001	1143.56%
Loss from operations	(182,692)	(14,691)	(168,001)	1143.56%

Other expenses:
Interest income	1,896	-	1,896	100%
Interest expense	-	(8,737)	8,737	-100%
Loss from continuing operations before income taxes	(180,796)	(23,428)	(157,368)	671.71%
Income taxes	-	-	-	-
Loss from continuing operations	(180,796)	(23,428)	(157,368)	671.71%

Net loss for the period from discontinued Operations	-	(83,957)	83,957	-100.00%
Total loss for the period	$(180,796)	$(107,385)	$(73,411)	68.36%

Other comprehensive income/(loss)	7,779	(88,390)	96,169	-108.80%

Comprehensive loss for the period	$(173,018)	$(195,775)	$22,757	-11.62%

We had no revenues from continuing operations in the three months ended July 31, 2018 and 2017. We are not likely to have revenues until we can market the services of the stem cell facility we are constructing.

Our continuing operating expenses for the three months ended July 31, 2018 increased $168,001 or 1,144%, compared to the three months ended July 31, 2017. The increase was mainly due to 1) the $61,965 or 832% increase in general office expenses due to the operation of Guizhou Tongren, our operating subsidiary in China. We had not acquired Guizhou Tongren prior to the end of the three months ended July 31, 2017; 2) the $106,036 or 1,464% increase in professional fees which was because we incurred financial consulting fees during the three months ended July 31, 2018 while there was no such fee in the three months ended July 31, 2017. We also incurred much higher attorney’s fees and audit fees during the three months ended July 31, 2018 compared with the three months ended July 31, 2017.

During the three months ended July 31, 2018, our interest expense decreased $8,737 or 100% compared to the three months ended July 31, 2017. We capitalized the interest incurred for a credit loan from a third party since the loan was for the construction and purchase of our Guizhou Tongren facility which has yet to be put into service, while in the three months ended July 31, 2017, the loan obtained from related parties bore 5% annual interest rate and was used for working capital. During the three months ended July 31, 2018, we made short-term loans to other third party companies and obtained $1,896 interest income.

Our continuing operations incurred net loss of $180,796 for the three months ended July 31, 2018, compared to net loss of $23,428 for the three months ended July 31, 2017, an increase of net loss of $157,368 or 671.71%.

In connection with the transfer of Eternity BC and the assignment of certain intellectual property and technology owned by us related to the development, testing and manufacture of our medical device needle free injection technology, in consideration for the forgiveness of debt, $83,957 loss from our former medical device business during the three months ended July 31, 2017 was accounted as discontinued operations.

Our comprehensive loss for the three months ended July 31, 2018 was $173,018, as compared to $195,775 comprehensive loss for the three months ended July 31, 2017.

Liquidity and Capital Resources

As of July 31, 2018, we had $9,612 in cash. We have financed our operations primarily with the proceeds of loans from related parties and more recently, third parties.

Working Capital Deficit

	July 31,	April 30,
	2018	2018
	(Unaudited)
Current Assets	$163,084	$77,227
Current Liabilities	$2,047,181	$1,388,048
Working Capital (deficit)	$(1,884,097)	$(1,310,821)

Our total current liabilities as of July 31, 2018 were $2,047,181, as compared to total current liabilities of $1,388,048 as of April 30, 2018. The increase was primarily due to an increase in payables for our construction in process. During the three months ended July 31, 2018, a related party paid professional fees of $51,179 on behalf of our company and which has not been repaid.

Cash Flows

	Three Months Ended July 31
	2018	2017
	(Unaudited)	(Unaudited)
Net Cash Provided By/(Used In) Operating Activities	$220,786	$(34,539)
Net Cash Used In Investing Activities	$(251,634)	$-
Net Cash Provided By Financing Activities	$19,203	$-
Effect of Rates on Cash	$(651)	$(10,124)
Decrease in Cash During the Period	$(12,296)	$(44,662)

Operating Activities

Net cash provided by operating activities was $220,786 for the three months ended July 31, 2018, compared with net cash used in operating activities of $34,539 in the same period in 2017. This was because we received a $306,871 (RMB 2 million) subsidy from a local Tongren government entity which was offset by the general and administrative expenses incurred during the period.

Investing Activities

Net cash used in investing activities was $251,634 for the three months ended July 31, 2018, compared to $0 net cash used in investing activities in the same period in 2017. The amount was used to pay the vendors of our construction in process to the Guizhou Tongren facility, and to make short-term loans to other companies to obtain interest. In the same period in 2017, we didn’t make any investment.

Financing Activities

Net cash provided by financing activities was $19,203 for the three months ended July 31, 2018 which was provided by our sole director and officer of 51,179 and offset by the repayment of a third party loan of 31,976, compared to the $0 cash provided for the three months ended July 31, 2017.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Since December 2010, the Company has been engaged in offering a range of medical devices and diagnostics and has not generated positive cash flows from operations. Through July 31, 2018, the Company has incurred accumulated losses of $3,342,604 and as of July 31, 2018, the Company had $9,612 of cash and negative working capital of $1,884,097, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s operating results for future periods are subject to numerous uncertainties and it is uncertain if the Company will be able to reduce or eliminate its net losses for the foreseeable future. If management is not able to increase revenue and/or manage operating expenses in line with revenue forecasts, the company may not be able to achieve profitability.

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

Critical Accounting Policies

See Note 3 to the Unaudited Consolidated Financial Statements included herewith.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “small reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer/ chief financial officer (our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer/chief financial officer (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer/chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report due to the material weaknesses in our internal controls over financial reporting identified in our Annual Report on Form 10-K for the year ended April 30, 2018. Moreover, as a result of the recent change in control and intent to commence operations in China, we will need to develop sufficient accounting controls and procedures with respect to such activities.

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

Item 1A. Risk Factors

Reference is made to the risks and uncertainties disclosed in Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the year ended April 30, 2018 (the “2018 Form 10-K”), which are incorporated by reference into this report. Prospective investors are encouraged to consider the risks described in our 2018 Form 10-K, our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and other information publicly disclosed or contained in documents we file with the Securities and Exchange Commission before purchasing our securities.

Item 2. Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mining Safety Disclosures

Not applicable.

Item 5. Other Information

On August 10, 2018, our Board of Directors adopted, and stockholders owning more than a majority of our outstanding voting shares, approved our 2018 Equity Incentive Plan authorizing the issuance of up to 10,000,000 shares of our common stock pursuant to stock awards and options granted in accordance with the terms of the Plan.

Item 6. Exhibits

Exhibit Number	Document Description
10.1	2018 Equity Incentive Plan
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Section 302 Certifications under Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1	Section 906 Certifications under Sarbanes-Oxley Act of 2002
101	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ETERNITY HEALTHCARE INC.

Date: September 14, 2018	By:	/s/ Wei-Tao Wang
We-Tao Wang
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)